Form 10-Q
period 1996-03-31
DESIGNER HOLDINGS LTD
filed 1996-05-23
CIK 1010472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to

                         Commission File Number 1-11707

                             DESIGNER HOLDINGS LTD.
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-3818542
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                            1385 Broadway, 3rd Floor
                            New York, New York 10018
                    (Address of principal executive offices)

                                  212-556-9600
              (Registrant's telephone number, including area code)

                        Copies of all communications to:
                             Designer Holdings Ltd.
                            1385 Broadway, 3rd floor
                            New York, New York 10018
                                  212-556-9600
                 Attention: John J. Jones, Esq., General Counsel

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The number of shares outstanding of the registrant's Common Stock as of May 13, 1996 is as follows: 32,159,334

                             DESIGNER HOLDINGS LTD.

                                      INDEX

Part I - Financial Information                                                Page No.
                                                                              --------
         Item 1.  Financial Statements:
                   Condensed Consolidated Balance Sheets as of
                           March 31, 1996 and December 31, 1995                  3

                  Condensed Consolidated Statements of Operations
                           For the Three Months Ended March 31,
                           1996 and 1995                                         4

                   Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended March 31,
                           1996 and 1995                                         5

                   Notes to Condensed Consolidated Financial Statements         6-8

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                  9-11

Part II - Other Information

         Item 1.  Legal Proceedings                                              12

         Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                                       13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DESIGNER HOLDINGS LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           MARCH 31,    DECEMBER 31,
                                                             1996          1995
                                                          -----------   ------------
                                                          (Unaudited)
                                        ASSETS
Current assets:
         Receivables, net                                   $118,990      $118,400
         Inventory                                            77,040        69,510
         Deferred tax assets                                  12,981         8,065
         Prepaid expenses and other
                  current assets                               3,234         3,625
                                                            --------      --------
                  Total current assets                       212,245       199,600
Property, plant and equipment, net                             7,025         4,953
Prepaid royalties, net                                         5,755         6,084
Intangible assets, net                                        34,111        34,880
Other assets                                                   5,625         5,297
                                                            --------      --------
                  Total assets                              $264,761      $250,814
                                                            ========      ========

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Current portion of long-term debt                  $  5,000      $  5,000
         Revolving credit loans                              109,282        97,016
         Accounts payable                                     33,429        24,857
         Accrued expenses                                     19,008        30,090
         Income taxes payable                                  9,243        10,966
                                                            --------      --------
                  Total current liabilities                  175,962       167,929
Long-term debt, less current portion                          49,760        50,403
                                                            --------      --------
                  Total liabilities                          225,722       218,332
                                                            --------      --------
Commitments and contingencies
Stockholder's equity:
         Common stock, par value $.01 per share;
           authorized 75,000,000 shares; issued
           and outstanding 24,233,868 shares,
           pursuant to the reorganization in March
           1995 and the stock split in April 1996                242           242
         Paid-in capital                                      20,121        20,121
         Retained earnings                                    18,676        12,119
                                                            --------      --------
                  Total stockholder's equity                  39,039        32,482
                                                            --------      --------
                  Total liabilities and
                           stockholder's equity             $264,761      $250,814
                                                            ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     1996              1995
                                                  -----------      -----------
                                                  (Unaudited)
Net revenues                                      $   114,636      $    83,404
Cost of goods sold                                     70,821           58,416
                                                  -----------      -----------
         Gross profit                                  43,815           24,988
Selling, general and administrative expenses           27,147           16,697
                                                  -----------      -----------
         Operating income                              16,668            8,291
Interest expense                                        4,525            1,795
                                                  -----------      -----------
         Income before income taxes                    12,143            6,496
Provision for income taxes                              5,586            3,451
                                                  -----------      -----------
         Net income                               $     6,557      $     3,045
                                                  ===========      ===========

Net income per share                              $       .27      $       .13
                                                  ===========      ===========

Weighted average common shares outstanding         24,233,868       24,233,868
                                                  ===========      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                              1996           1995
                                                           ---------      ---------
                                                                  (Unaudited)
Cash flows from operating activities:
  Net income                                                $  6,557       $  3,045
  Adjustments to reconcile net income to
    cash used in operating activities:
         Depreciation                                            163             98
         Amortization                                            840            698
         Deferred interest                                       607
         Provision for receivables                             4,061            540
         Deferred income taxes                             (   4,789)
         Changes in assets and liabilities:
           Receivables                                     (   4,651)         5,244
           Inventory                                       (   7,530)     (  12,396)
           Prepaid expenses and other current assets              17      (   1,105)
           Prepaid royalties                                     500            500
           Other assets                                           27      (      21)
           Accounts payable                                    8,572      (   9,059)
           Accrued expenses                                (  12,392)         7,916
           Income taxes payable                            (   1,723)         2,618
                                                           ---------      ---------
             Net cash used in operating activities         (   9,741)     (   1,922)
                                                           ---------      ---------

Cash flows from investing activities:
 Purchases of equipment                                    (     925)     (     279)
                                                           ---------      ---------
             Net cash used in investing activities         (     925)     (     279)
                                                           ---------      ---------

Cash flows from financing activities:
  Repayment of term loan                                   (   1,250)
  Increase in revolving credit loans                          12,266
  Payment of stock issuance costs                               (350)
  Advances from factor                                                          885
                                                           ---------      ---------
             Net cash provided by financing activities        10,666            885
                                                           ---------      ----------

             Net decrease in cash                                 --      (   1,316)
Cash, beginning of period                                         --          1,432
                                                           ---------      ---------

         Cash, end of period                                $     --       $    116
                                                           =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

Designer Holdings Ltd. (the "Company") was incorporated on March 27, 1995 for the purpose of consolidating the ownership interests of Rio Sportswear, Inc. ("Rio Sportswear") and Jeanswear Holdings, Inc., the holding company for Calvin Klein Jeanswear Company. As of March 31, 1996, the Company was a wholly-owned subsidiary of New Rio L.L.C. ("New Rio"), whose controlling equityholders are Arnold H. Simon, President and Chief Executive Officer of the Company, and Charterhouse Equity Partners II, L.P. All significant intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results for the full year.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form S-1, as amended (SEC File No.33-2236), declared effective by the SEC on May 9, 1996.

2.  INITIAL PUBLIC OFFERING AND STOCK SPLIT:

On May 9, 1996, the Company consummated an initial public offering of 13,800,000 shares of its common stock for $18.00 per share. Of the total shares offered, the Company sold 6,650,000 shares and New Rio sold 7,150,000 shares. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $109.0 million. Net proceeds to the Company will be used primarily to reduce indebtedness, including approximately $37.0 million to retire a subordinated loan, including approximately $3.0 million relating to a prepayment penalty, and $72.0 million to reduce indebtedness under the credit agreement. The prepayment penalty and the write-off of deferred financing costs associated with the subordinated loan, which aggregates approximately $2.3 million net of applicable tax effects, will be reported as an extraordinary loss in the second quarter of 1996.

In contemplation of the initial public offering of the Company's common stock, on April 22, 1996, the Company increased the number of shares of authorized common stock to 75,000,000 shares, par value $.01 per share, and effected a 24,234-for-one stock split of its common stock. All share and per share amounts included in the accompanying condensed consolidated financial statements of the Company have been restated to reflect the foregoing.

3.   INVENTORY:

Inventory is stated at the lower of cost, determined by the average cost method, or market, and consists of the following:

                                                March 31,         December 31,
                                                  1996                1995
                                                ---------         ------------
         Raw materials                           $ 1,310            $ 1,536
         Work-in-process                           3,017              4,091
         Finished goods                           72,713             63,883
                                                 -------            -------
                                                 $77,040            $69,510
                                                 =======            =======

4.  FINANCING:

The Company finances its operations under a credit agreement which provides for borrowings under a revolving credit facility, and a term loan which may be terminated by the Company or its lenders in the year 2000. On March 29, 1996, the revolving credit facility was permanently increased from $115.0 million to $150.0 million.

5.  INCOME TAXES:

The higher effective tax rate in the 1995 quarter, compared to the 1996 quarter, was principally attributable to a valuation allowance on net operating loss benefits of Rio Sportswear. The results of operations of Rio Sportswear were not included in the consolidated tax returns of the Company until April 1995, when Rio Sportswear became a subsidiary of the Company.

6.  COMMITMENTS AND CONTINGENCIES:

CKJ LICENSE AMENDMENTS:

On April 22, 1996, the exclusive license from Calvin Klein, Inc. ("CKI") for certain types of sportswear (the "CKJ License") was amended to provide for, among other things, the (I) modification of the term of the CKJ License from a ten-year initial term with four ten-year renewal terms to a forty-year term with one ten-year renewal term, (ii) modification of net sales thresholds, (iii) extension of the term of the CKJ License for the khaki collection from ten years to forty years, (iv) granting to the Company the non-exclusive right to sell caps for the term of the CKJ License, (v) expansion of the geographical territory for the khaki collection, (vi) addition of certain territories in Central and South America to the CKJ License, and (vii) liberalization of certain covenants. In addition, the minimum annual royalty fee payments of $4,500 in 1995 will increase over the term of the CKJ License to $22,000 for years 31 through 40.

As consideration for such amendments, the Company issued 1,275,466 share of non-voting common stock to CKI. Such shares are convertible at any time upon notice to the Company into an equal number of shares of voting common stock. CKI has agreed to hold such shares for at least 18 months subsequent to May 9, 1996, the effective date of the registration statement relating to the initial public offering of the Company's common stock, although the Company has granted CKI certain "piggyback" registration rights that can be exercised at any time after the shares are converted into voting common stock. The value of the shares issued to CKI of $20,203 will be recorded as capitalized licensing rights and amortized over forty years, the adjusted term of the CKJ License. Had the transaction been consummated at March 31, 1996, intangible assets, total assets and stockholder's equity would have been $54,314, $284,964 and $59,242, respectively.

EMPLOYMENT AGREEMENT:

As of April 22, 1996, the Company entered into an employment agreement with Mr. Simon, which became effective on May 9, 1996, the effective date of the registration statement relating to the initial public offering of the Company's common stock. The agreement, which expires on December 31, 1998, provides for Mr. Simon to be President and Chief Executive Officer of the Company at an annual base salary of not less than $1,500. The agreement also provides for an annual cash bonus based on a percentage of adjusted earnings before interest, taxes and certain non-cash charges (as defined). In addition, upon certain events of termination and change in control of the Company, the agreement provides that Mr. Simon will be entitled to certain payments, provided that the maximum amount payable shall not exceed $9,000 in the aggregate.

LITIGATION:

In 1990, an action was filed against Rio Sportswear and certain other defendants alleging, among other things, that Rio Sportswear infringed a patent held by the plaintiffs relating to acid wash processes used in the manufacture of jeanswear having a random fade effect. Similar suits are pending against the major manufacturers of such jeanswear. The plaintiffs seek damages against all defendants in unspecified amounts. No trial date has been set. Rio Sportswear had received a proposal from plaintiffs offering to settle the litigation, which was subsequently withdrawn, and Rio Sportswear made a counterproposal, which has also been withdrawn. There can be no assurance that plaintiffs will make or consider further settlement proposals with respect to the litigation. If the parties are unable to reach a settlement, Rio Sportswear intends to contest the action vigorously. The outcome of litigation is inherently unpredictable and, in the event that no settlement is reached and Rio Sportswear is found to have infringed the patent in suit, damages and attorney's fees could be assessed against Rio Sportswear. No assurance can be given that such damages and fees would not have a material adverse effect upon the Company's results of operations or cash flows in the period in which the judgement is rendered; however, the Company believes that any such damages and fees would not have a material adverse effect upon the Company's financial position.

7.  STOCK OPTION PLAN

The Company's Board of Directors and the sole voting stockholder have approved the Designer Holdings Ltd. 1996 Stock Option and Incentive Plan ("the Stock Plan"). Pursuant to the Stock Plan, executive officers, key employees and consultants of the Company are eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. The Company has reserved 2,363,200 shares of common stock for issuance of awards under the Stock Plan. In May 1996, options to purchase approximately 1,575,000 shares of common stock at an exercise price of $18.00 per share were granted.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                        (In thousands, except share data)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net revenues:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   1996            1995
                                                                  -----           -----
         Net revenues                                             100.0%          100.0%
         Cost of goods sold                                        61.8            70.0
         Gross profit                                              38.2            30.0
         Selling, general and administrative expenses              23.7            20.0
         Operating income                                          14.5%           10.0%
                                                                  =====           =====

Net Revenues. Net revenues for the three months ended March 31, 1996 were $114.6 million, which represented an increase of $31.2 million or 37.4% over net revenues for the three months ended March 31, 1995 of $83.4 million. Net revenues in the 1996 quarter included $113.6 million from the sale of Calvin Klein Jeans,CK/Calvin Klein Jeans and CK/Calvin Klein Jeans Khakis (collectively "Calvin Klein Jeans Labels") products, an increase of $57.7 million over the 1995 quarter. The increased level of net revenues generated by the sales of Calvin Klein Jeans Label products during the 1996 quarter, as compared to the 1995 quarter, was principally attributable to an increase in the volume of products sold to a larger number of department stores and specialty retail stores. This sales growth was experienced across all of the mens, juniors, womens and petites lines in which the products are sold. The Company began shipping Calvin Klein khaki pants, skirts, shorts and related items (the "Khaki Collection") in March 1996, which accounted for $6.5 million of the Company's net revenues during the 1996 quarter.

Effective January 1, 1996, the Company licensed its Rio label and sublicensed its Bill Blass labels to Commerce Clothing Company, L.L.C. ("Commerce Clothing"). The 1995 quarter reflected net revenues of $27.5 million from the sales of these products. Effective January 1, 1996, the company also entered into a distribution agreement with Commerce Clothing for Calvin Klein Jeans Label childrens apparel in the United States. There was no such revenue recorded during the 1995 quarter for this line as the Company did not begin selling this line until the third quarter of 1995. During the three months ended March 31, 1996, the first quarter for which the terms of the agreement were effective, the Company waived payment of the royalty income due under the agreement, which would have been approximately $1.2 million.

Gross Profit. Gross profit was $43.8 million for the three months ended March 31, 1996, an increase of $18.8 million from the 1995 comparable quarter gross profit of $25.0 million. The gross profit percentage was 38.2% for the 1996 quarter, an increase from 30% in the 1995 quarter. The overall improvement with respect to gross profit percentage was due to the absence in the 1996 quarter of gross profit generated by the sale of Rio and Bill Blass products, due to the above-mentioned license agreement. The 1995 quarter contained a gross profit percentage of 12.6% related to the sale of these products. The gross profit percentage on the Calvin Klein Jeans Label products was 38.2% for the 1996 quarter, compared to 38.5% in the 1995 quarter. This decrease resulted because the 1995 period marked the beginning of the first full year of sales of these products, and the 1995 gross profit was minimally impacted by sales markdowns and allowances which increased as the Company broadened its product distribution. In addition, the conversion to a new management information system delayed shipments for several weeks in the early part of 1996.

Selling, general and administrative. SG&A expenses were $27.1 million or 23.7% of net revenues for the three months ended March 31, 1996, an increase of $10.4 million from $16.7 million or 20.0% for the three months ended March 31, 1995. The increased expenses were primarily driven by the increased sales volume, and the associated higher levels of advertising, design and royalty expenses incurred in connection with the CKJ License, as well as other costs necessary to build the infrastructure to support the increased sales volume. SG&A expenses as a percentage of net revenues also increased partially because the 1996 quarter included costs related to marketing Rio and Bill Blass products pursuant to the Company's license and sublicense agreement, for which the Company will first recognize royalty income commencing in the second quarter of 1996.

Interest expense. Interest expense for the three months ended March 31, 1996 quarter was $4.5 million, as compared to $1.8 million for the three months ended March 31, 1995. This increase was attributable to the increased working capital requirements and borrowings on the revolving credit facility that were necessary to support the higher volume of sales. This increase was also reflective of the difference in debt structure from quarter to quarter, as the 1996 quarter contained debt which bore higher effective interest rates than the debt outstanding in the comparable 1995 quarter.

Provision for income taxes. The provision for income taxes was $5.6 million or 46.1% of pre-tax income for the three months ended March 31, 1996, as compared to $3.5 million or 53.1% of pre-tax income for the three months ended March 31, 1995. The higher effective tax rate in the 1995 quarter was principally attributable to a valuation allowance on net operating loss benefits of Rio Sportswear. The results of operations of Rio Sportswear were not included in the consolidated tax returns of the Company until April 1995, when Rio became a subsidiary of the Company.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary funding requirements are to finance continued business growth through investments in working capital (primarily accounts receivable and inventory), capital expenditures related to upgrading the distribution and management information systems, costs related to the shop- in-shop program, and debt service.

During the three months ended March 31, 1996 and 1995, the Company used $9.7 million and $1.9 million, respectively, in operating activities. The increase in net cash used in operating activities in the 1996 quarter was primarily due to the increased sales volume and the related increases in working capital requirements, specifically inventory and accounts receivable, offset in part by cash generated from earnings as adjusted for non-cash charges.

Net cash used in investing activities during the 1996 and 1995 quarters was $.9 million and $.3 million, respectively. The increase in investing activities consisted of capital expenditures primarily for equipment for distribution facilities and leasehold improvements.

Net cash provided by financing activities during the 1996 and 1995 quarters was $10.7 million and $.9 million, respectively. The increase is primarily due to increased borrowings under the revolving credit facility of $12.3 million.

The Company finances its operations under a credit agreement, consisting of a revolving credit facility, which was permanently increased from $115.0 million to $150 million, and a term loan. At March 31, 1996, the Company had amounts outstanding under the credit agreement of approximately $147.5 million, comprised of approximately $109.3 million outstanding under the revolving credit facility, approximately $15.7 million for open letters of credit and approximately $22.5 million outstanding under the term loan.

On May 9, 1996 the Company consummated an initial public offering of 13,800,000 shares of its common stock for $18.00 per share. Of the total shares offered, the Company sold 6,650,000 shares and New Rio L.L.C. sold 7,150,000 shares. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $109.0 million. Net proceeds to the Company will increase liquidity by reducing indebtedness, including approximately $37.0 million to retire the subordinated loan and a reduction in the revolving credit and term loans of approximately $72.0 million. The Company believes that the proceeds from the initial public offering and funds available under its existing credit agreement are adequate to fund its current level of operations and its expected growth through 1997. The Company may need to seek additional financing if it adds other designer brands or licenses, or makes significant acquisitions. Additionally, the Company will need to seek additional financing to support continued expansion in 1998 and later years.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Incorporated by reference to Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a).     Exhibits
         EX-27 Financial Data Schedule

(b).     Reports on Form 8-K
None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Designer Holdings Ltd.

Date: May 20, 1996                By: /s/ Maurice Dickson
                                      -----------------------------------------
                                          Maurice Dickson
                                          Executive Vice President, Treasurer
                                          and Chief Financial Officer

                                EXHIBIT INDEX


                Exhibit No.         Description
                ----------          -----------
                    27              Financial Data Schedule