Form 10-Q
period 1996-06-30
DESIGNER HOLDINGS LTD
filed 1996-08-14
CIK 1010472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to _________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares outstanding of the registrant's Common Stock as of August 13, 1996 is as follows: 32,159,334

                             DESIGNER HOLDINGS LTD.

                                      INDEX

                                                                          Page No.
                                                                          --------
Part I - Financial Information

         Item 1.  Financial Statements:
                   Condensed Consolidated Balance Sheets as of
                           June 30, 1996 and December 31, 1995                3

                  Condensed Consolidated Statements of Operations
                           For the Three and Six Months Ended June 30,
                           1996 and 1995                                      4

                   Condensed Consolidated Statements of Cash Flows
                           For the Six Months Ended June 30,
                           1996 and 1995                                      5

                   Notes to Condensed Consolidated Financial Statements       6-8

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                9-11

Part II - Other Information

         Item 1.  Legal Proceedings                                           12

         Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                                    13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DESIGNER HOLDINGS LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  JUNE 30,        DECEMBER 31,
                                                                    1996             1995
                                                                  --------        ------------
                                                                (Unaudited)
ASSETS
Current assets:
         Receivables, net                                         $100,186          $118,400
         Inventory                                                  85,844            69,510
         Deferred tax assets                                        12,701             8,065
         Prepaid expenses and other
                  current assets                                     6,589             3,625
                                                                  --------          --------
                  Total current assets                             205,320           199,600
Property, plant and equipment, net                                   8,242             4,953
Prepaid royalties, net                                               5,363             6,084
Intangible assets, net                                              55,839            34,880
Other assets                                                         4,218             5,297
                                                                  --------          --------
                  Total assets                                    $278,982          $250,814
                                                                  ========          ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Current portion of long-term debt                        $  5,000          $  5,000
         Revolving credit loans                                     43,297            97,016
         Accounts payable                                           31,244            24,857
         Accrued expenses                                           20,947            30,090
         Income taxes payable                                           --            10,966
                                                                  --------          --------
                  Total current liabilities                        100,488           167,929
Long-term debt, less current portion                                 8,750            50,403
Deferred tax liabilities                                               269                --
                                                                  --------          --------
                  Total liabilities                                109,507           218,332
                                                                  --------          --------
Commitments and contingencies
Stockholder's equity:
         Common stock, par value $.01 per share;
           authorized 75,000,000 shares; issued and
           outstanding 32,159,334 and 24,233,868 shares
           pursuant to the stock split in April 1996                   321               242
         Paid-in capital                                           148,296            20,121
         Retained earnings                                          20,858            12,119
                                                                  --------          --------
                  Total stockholder's equity                       169,475            32,482
                                                                  --------          --------
                  Total liabilities and
                           stockholder's equity                   $278,982          $250,814
                                                                  ========          ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     JUNE 30,                             JUNE 30,
                                          -----------------------------       -----------------------------
                                              1996              1995              1996              1995
                                          -----------       -----------       -----------       -----------
                                                       (Unaudited)                      (Unaudited)
Net revenues                              $   104,967       $    91,087       $   219,603       $   174,491
Cost of goods sold                             65,700            65,101           136,521           123,517
                                          -----------       -----------       -----------       -----------
         Gross profit                          39,267            25,986            83,082            50,974
Selling, general and administrative
         expenses                              27,938            20,117            55,085            36,814
                                          -----------       -----------       -----------       -----------
         Operating income                      11,329             5,869            27,997            14,160
Interest expense                                3,110             3,894             7,635             5,689
                                          -----------       -----------       -----------       -----------
         Income before income taxes             8,219             1,975            20,362             8,471
Provision for income taxes                      3,781             1,049             9,367             4,500
                                          -----------       -----------       -----------       -----------
Net income before
         extraordinary item                     4,438               926            10,995             3,971

Extraordinary loss on
         debt extinguishment                    2,256                --             2,256                --
                                          -----------       -----------       -----------       -----------
         Net income                       $     2,182       $       926       $     8,739       $     3,971
                                          ===========       ===========       ===========       ===========
Net income per share before
         extraordinary item               $       .15       $       .04       $       .41       $       .16
                                          ===========       ===========       ===========       ===========
Net income per share                      $       .07       $       .04       $       .33       $       .16
                                          ===========       ===========       ===========       ===========
Weighted average common shares
         outstanding                       29,420,233        24,233,868        26,827,051        24,233,868
                                          ===========       ===========       ===========       ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                              ----------------------------
                                                                 1996               1995
                                                              ---------           --------
                                                                       (Unaudited)
Cash flows from operating activities:
  Net income                                                  $   8,739           $  3,971
  Adjustments to reconcile net income to
    cash (used in) operating activities:
         Depreciation                                               571                237
         Amortization                                             1,438                842
         Loss on disposal of fixed assets                            --                 91
         Deferred interest                                       (1,653)               400
         Deferred income taxes                                   (3,572)            (1,609)
         Extraordinary item                                       4,103                 --
         Changes in assets and liabilities:
           Receivables                                           18,214            (44,923)
           Inventory                                            (16,334)           (37,220)
           Prepaid expenses                                      (2,964)            (1,044)
           Prepaid royalties                                      1,000              1,000
           Other assets                                          (1,294)               177
           Accounts payable                                       6,387              2,521
           Accrued expenses                                     (12,346)            16,352
           Income taxes payable                                 (10,966)             1,011
                                                              ---------           --------
             Net cash (used in) operating activities             (8,677)           (58,194)
                                                              ---------           --------
Cash flows from investing activities:
   Purchases of equipment                                        (2,657)            (1,138)
                                                              ---------           --------
         Net cash (used in) investing activities                 (2,657)            (1,138)
                                                              ---------           --------
Cash flows from financing activities:
  Payment of notes payable to related party                          --            (45,181)
  Payments to factor                                                 --             (4,602)
  (Decrease) increase in revolving credit loans                 (53,719)            69,210
  (Repayment of) proceeds from term loan                        (10,000)            25,000
  (Repayment of) proceeds from subordinated debt                (30,000)            30,000
  Payments of notes payable to factor                                --            (10,000)
  Distributions to stockholders/partners                             --             (1,495)
  Financing costs paid                                               --             (5,027)
  Proceeds from sale of common stock                            119,700                 --
  Payment of debt retirement costs                               (2,998)                --
  Payment of stock issuance costs                               (11,649)                --
                                                              ---------           --------
         Net cash provided by financing activities               11,334             57,905
                                                              ---------           --------
         Net increase (decrease) in cash                             --             (1,427)
         Cash, beginning of period                                   --              1,432
                                                              ---------           --------
         Cash, end of period                                  $      --           $      5
                                                              =========           ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION:
Designer Holdings Ltd. (the "Company") was incorporated on March 27, 1995 for the purpose of consolidating the ownership interests of Rio Sportswear, Inc. ("Rio Sportswear") and Jeanswear Holdings, Inc., the holding company for Calvin Klein Jeanswear Company. As of June 30, 1996, 52.1% of the Company's outstanding common stock was owned by New Rio L.L.C. ("New Rio"), whose controlling equityholders are Arnold H. Simon, President and Chief Executive Officer of the Company, and Charterhouse Equity Partners II, L.P. All significant intercompany balances and transactions have been eliminated.

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

2.  INITIAL PUBLIC OFFERING AND STOCK SPLIT:
On May 9, 1996, the Company consummated an initial public offering of 13,800,000 shares of its common stock for $18.00 per share. Of the total shares offered, the Company sold 6,650,000 shares and New Rio sold 7,150,000 shares. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $108.1 million. Net proceeds to the Company were used primarily to reduce indebtedness, including approximately $37.0 million to retire a subordinated loan, including approximately $3.0 million relating to a prepayment penalty, and $71.1 million to reduce indebtedness under the credit agreement. The prepayment penalty and the write-off of deferred financing costs associated with the subordinated loan, which aggregated approximately $2.3 million, net of applicable tax effects, is reported as an extraordinary loss in the second quarter of 1996.

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

3.   INVENTORY:
Inventory is stated at the lower of cost, determined by the average cost method, or market, and consists of the following:

                                           June 30,       December 31,
                                             1996            1995
                                           --------       ------------
                  Raw materials            $   645          $ 1,536
                  Work-in-process            3,132            4,091
                  Finished goods            82,067           63,883
                                           -------          -------
                                           $85,844          $69,510
                                           =======          =======

4.  FINANCING:
The Company finances its operations under a credit agreement which provides for borrowings under a revolving credit facility and a term loan which may be terminated by the Company or its lenders in the year 2000. On March 29, 1996, the revolving credit facility was permanently increased from $115.0 million to $150.0 million.

5.  INCOME TAXES:
The higher effective tax rate in 1995, compared to 1996, was principally attributable to a valuation allowance on net operating loss benefits of Rio Sportswear. The results of operations of Rio Sportswear were not included in the consolidated tax returns of the Company until April 1995, when Rio Sportswear became a subsidiary of the Company.

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

As consideration for such amendments, the Company issued 1,275,466 shares of non-voting common stock to CKI. Such shares are convertible at any time upon notice to the Company into an equal number of shares of voting common stock. CKI has agreed to hold such shares for at least 18 months subsequent to May 9, 1996, the effective date of the registration statement relating to the initial public offering of the Company's common stock, although the Company has granted CKI certain "piggyback" registration rights that can be exercised at any time after the shares are converted into voting common stock. The value of the shares issued to CKI of $20,203 will be recorded as capitalized licensing rights and amortized over forty years, the adjusted term of the CKJ License.

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

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                        (In thousands, except share data)

RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 1996 reflect net revenue generated and expenses incurred from the sale of Calvin Klein Jeans Label products, as well as royalty income earned and certain contractual expenses incurred related to sales of (1) Rio label and Bill Blass label products, which the Company licensed effective January 1, 1996 to Commerce Clothing Company, L.L. C. ("Commerce Clothing "), (2) Calvin Klein Jeans Label childrens apparel, for which the Company entered into a sub-licensing agreement effective January 1, 1996 with Commerce Clothing, within the United States, and
(3) certain other licensing agreements.

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net revenues:

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                     ---------------------           ---------------------
                                                      1996            1995            1996            1995
                                                     -----           -----           -----           -----
                                                          (Unaudited)                      (Unaudited)
         Net revenues                                100.0%          100.0%          100.0%          100.0%
         Cost of goods sold                           62.6            71.5            62.2            70.8
                                                     -----           -----           -----           -----
         Gross profit                                 37.4            28.5            37.8            29.2
         Selling, general and
                  administrative expenses             26.6            22.1            25.1            21.1
                                                     -----           -----           -----           -----
         Operating income                             10.8%            6.4%           12.7%            8.1%
                                                     =====           =====           =====           =====

Net Revenues. Net revenues for the three months ended June 30, 1996 were $105.0 million, which represented an increase of $13.9 million or 15.2% over net revenues for the three months ended June 30, 1995 of $91.1 million. Net revenues in the 1996 quarter included $98.7 million from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products, and $4.6 million from the sale of CK/Calvin Klein Jeans Khakis products (collectively "Calvin Klein Jeans Labels"), totaling $103.3 million. This represents an increase of $37.8 million compared to revenue of $65.5 million recorded during the three months ended June 30, 1995. The increased level of net revenues generated by the sales of Calvin Klein Jeans Label products during the 1996 quarter, as compared to the 1995 quarter, was principally attributable to an increase in the volume of products sold to a larger number of department stores and specialty retail stores. This broadening of product distribution into an increased number of doors was experienced across all of the major lines in which the products are sold.

Royalty income earned during the three months ended June 30, 1996 was $1.5 million. The 1995 comparable quarter reflected no significant royalty income. Net revenue from the sale of the Rio and Bill Blass label products during the 1995 comparable quarter was $25.6 million.

Net revenues for the six months ended June 30, 1996 were $219.6 million, which represented an increase of $45.1 million or 25.9% over net revenues for the six months ended June 30, 1995 of $174.5 million. Net revenues for the first half of 1996 included $205.8 million from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products, and $11.1 million from the sale of CK/Calvin Klein Jeans Khakis products (collectively "Calvin Klein Jeans Labels"), an total increase of $96.9 million over the first half of 1995.

Royalty income earned during the six months ended June 30, 1996 was $2.1 million. The 1995 comparable period reflected no significant royalty income. Net revenue from the sale of the Rio and Bill Blass label products during the six months ended June 30, 1995 was $53.1 million. The Company had waived payment of approximately $1.2 million of royalty income due for the first quarter of 1996 under both Commerce Clothing agreements.

Gross Profit. Gross profit was $39.3 million for the three months ended June 30, 1996, an increase of $13.3 million from the 1995 comparable quarter gross profit of $26.0 million. The gross profit percentage was 37.4% for the 1996 quarter, an increase from 28.5% in the 1995 quarter. The gross profit percentage on the Calvin Klein Jeans Label products was 37.3% for the 1996 quarter, compared to 34.2% in the 1995 quarter. This margin improvement is primarily a result of overall operating efficiencies achieved through better sourcing of product, more efficient distribution of product and more timely delivery to retailers. The overall gross profit percentage was further improved due to the absence in the 1996 quarter of gross profit generated by the sale of Rio and Bill Blass products, due to the above-mentioned license agreement. The 1995 quarter contained a gross profit percentage of 13.9% related to the sale of these products.

Gross profit was $83.1 million for the first half of 1996, an increase of $32.1 million from the first half of 1995 gross profit of $51.0 million. The gross profit percentage was 37.8% for the first half of 1996, an increase from 29.2% recorded for the first half of 1995. The first half of 1996 gross profit percentage on the Calvin Klein Jeans Label products was 37.8%, an increase compared with the 1995 first half of 36.2%, primarily due to the operating efficiencies described above. The overall gross profit percentage was further improved due to the absence in the first half of 1996 of gross profit generated by the sale of Rio and Bill Blass products, due to the above-mentioned license agreement. The 1995 quarter contained a gross profit percentage of 13.2% related to the sale of these products.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $27.9 million or 26.6% of net revenues for the three months ended June 30, 1996, an increase of $7.8 million from $20.1 million or 22.1% for the three months ended June 30, 1995. The increased expenses were primarily driven by the increased sales volume and the associated higher levels of advertising, design and royalty expenses incurred in connection with the CKJ License, as well as continued increased costs necessary to build the infrastructure to support increased sales volume and future growth. SG&A expenses as a percentage of net revenues also increased as a result of the 1996 quarter including costs related to selling and marketing the Rio and Bill Blass products, against which the Company will recognize royalty income instead of net revenues, due to the Company's license and sublicense agreement.

SG&A expenses were $55.1 million or 25.1% of net revenues for the first half of 1996, an increase of $18.3 million from $36.8 million or 21.1% for the first half of 1995. These increases are due to the above-mentioned reasons.

Interest expense. Interest expense for the three months ended June 30, 1996 was $3.1 million, as compared to $3.9 million for the three months ended June 30, 1995. This decrease is due to the reduction of amounts outstanding under the revolving credit facility and the term loan with the net proceeds of the IPO effective May 9, 1996.

Interest expense was $7.6 million for the first half of 1996, as compared to $5.7 million for the first half of 1995. This increase is a result of the higher working capital requirements and increased borrowings under the revolving credit facility associated with the higher sales volume achieved during the first half of 1996 as compared with that of the previous year, partially offset by the interest savings yielded by the application of the net proceeds of the IPO to pay down existing debt.

Provision for income taxes. The provision for income taxes was $3.8 million or 46.0% of pre-tax income for the three months ended June 30, 1996, as compared to $1.0 million or 53.1% of pre-tax income for the three months ended June 30, 1995. The higher effective tax rate in the 1995 quarter was principally attributable to a valuation allowance on net operating loss benefits of Rio Sportswear. The results of operations of Rio Sportswear were not included in the consolidated tax return of the Company until April 1995, when Rio became a subsidiary of the Company

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary funding requirements are to finance continued business growth through investments in working capital (primarily receivables and inventory), capital expenditures related to upgrading the distribution and management information systems, costs related to the shop-in-shop program, and debt service.

During the six months ended June 30, 1996 and 1995, the Company used $8.7 million and $63.2 million, respectively, in operating activities. The higher use of cash during the 1995 period was primarily driven by the build-up of inventory and receivables, as the Company began to realize its growth strategy and objectives. The first half of 1996, however, reflected more of a seasonal sales pattern.

Net cash used in investing activities during the first half of 1996 and 1995 was $2.7 million and $.9 million, respectively. The increase in investing activities consisted of capital expenditures primarily for equipment for distribution facilities and leasehold improvements.

Net cash provided by financing activities during the first half of 1996 and 1995 was $11.3 million and $62.7 million, respectively. The first half of 1995 reflected the proceeds of the term loan and the subordinated debt which was used to repay then outstanding debt, as well as increased borrowings under the revolving credit agreement. The first half of 1996 reflected the net proceeds of the IPO and the application of such proceeds to repay the subordinated debt and a portion of amounts outstanding under the credit agreement.

The Company finances its operations under a credit agreement, consisting of a revolving credit facility, which was permanently increased from $115.0 million to $150 million, and a term loan. At June 30, 1996, the Company had amounts outstanding under the credit agreement of approximately $68.8 million, comprised of approximately $43.3 million outstanding under the revolving credit facility, approximately $11.8 million for open letters of credit and approximately $13.7 million outstanding under the term loan.

On May 9, 1996, the Company consummated an initial public offering of 13,800,000 shares of its common stock for $18.00 per share. Of the total shares offered, the Company sold 6,650,000 shares and New Rio L.L.C. sold 7,150,000 shares. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $108.1 million. Net proceeds to the Company increased liquidity by reducing indebtedness, including approximately $37.0 million to retire the subordinated loan and a reduction in the revolving credit and term loans of approximately $71.1 million. The Company believes that the funds available under its existing credit agreement are adequate to fund its current level of operations and its expected growth through 1997; however, the Company may need to seek additional financing if it adds other designer brands or licenses, or makes significant acquisitions. Additionally, the Company will need to seek additional financing to support continued expansion in 1998 and later years.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Incorporated by reference to Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a).     Exhibits
Exhibit 27 - Financial Data Schedule.

(b).     Reports on Form 8-K
 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Designer Holdings Ltd.

Date: August 14, 1996              By: /s/ MAURICE DICKSON
                                       -----------------------------------------
                                         Maurice Dickson
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT NO                                            DESCRIPTION

   27                                          FINANCIAL DATA SCHEDULE