Form 10-Q
period 1996-09-30
DESIGNER HOLDINGS LTD
filed 1996-11-14
CIK 1010472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares outstanding of the registrant's Common Stock as of November 14, 1996 is as follows: 32,159,334

                             DESIGNER HOLDINGS LTD.

                                      INDEX


Part I - Financial Information                                                                Page No.
                                                                                             ---------
         Item 1.  Financial Statements:
                   Condensed Consolidated Balance Sheets as of

                           September 30, 1996 and December 31, 1995                              3

                  Condensed Consolidated Statements of Operations
                           For the Three and Nine Months Ended
                           September 30, 1996 and 1995                                           4

                   Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended September 30,
                           1996 and 1995                                                         5

                   Notes to Condensed Consolidated Financial Statements                       6-10

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               11-16

Part II - Other Information

         Item 1.  Legal Proceedings                                                              17

         Item 5.  Other Information                                                              17

         Item 6.  Exhibits and Reports on Form 8-K                                               17

Signatures                                                                                       18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DESIGNER HOLDINGS LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1996            1995
                                                               -------------    -----------
                                                                (Unaudited)
                                     ASSETS
Current assets:
         Receivables, net                                        $115,956       $118,400
         Inventory                                                 90,978         69,510
         Deferred tax assets                                        9,716          8,065
         Prepaid expenses and other
           current assets                                           4,860          3,625
                                                                 --------       --------
                  Total current assets                            221,510        199,600
Property, plant and equipment, net                                 10,365          4,953
Prepaid royalties, net                                              4,975          6,084
Intangible assets, net                                            108,933         34,880
Other assets                                                        5,429          5,297
                                                                 --------       --------
                  Total assets                                   $351,212       $250,814
                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Current portion of long-term debt                       $  5,000       $  5,000
         Current portion of licensing rights payable               23,013             --
         Revolving credit loans                                    45,947         97,016
         Accounts payable                                          38,423         24,857
         Accrued expenses                                          24,956         30,090
         Income taxes payable                                         101         10,966
                                                                 --------       --------
                  Total current liabilities                       137,440        167,929
Long-term debt, less current portion                                7,500         50,403
Licensing rights payable, less current portion                     24,724
Deferred tax liabilities                                              867

Commitments and contingencies
Stockholder's equity:
         Common stock, par value $.01 per share;
           authorized 75,000,000 shares; issued and
           outstanding 32,159,334 and 24,233,868 shares
           pursuant to the stock split in April 1996                  321            242
         Paid-in capital                                          148,236         20,121
         Retained earnings                                         32,124         12,119
                                                                 --------       --------
                  Total stockholder's equity                      180,681         32,482
                                                                 --------       --------
                  Total liabilities and
                    stockholder's equity                         $351,212       $250,814
                                                                 ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                          -----------------------------       -----------------------------
                                              1996               1995             1996             1995
                                          -----------       -----------       -----------       -----------
                                                       (Unaudited)                      (Unaudited)
Net revenues                              $   136,884       $   128,325       $   356,487       $   302,816
Cost of goods sold                             84,396            91,096           220,917           214,613
                                          -----------       -----------       -----------       -----------
         Gross profit                          52,488            37,229           135,570            88,203
Selling, general and administrative
  expenses                                     30,099            24,519            85,184            61,333
                                          -----------       -----------       -----------       -----------
         Operating income                      22,389            12,710            50,386            26,870
Interest expense                                1,527             4,677             9,162            10,366
                                          -----------       -----------       -----------       -----------
         Income before income taxes
           and extraordinary item              20,862             8,033            41,224            16,504
Provision for income taxes                      9,596             4,101            18,963             8,601
                                          -----------       -----------       -----------       -----------
Income before extraordinary item               11,266             3,932            22,261             7,903
Extraordinary loss on
  debt extinguishment                              --                --             2,256                --
                                          -----------       -----------       -----------       -----------
         Net income                       $    11,266       $     3,932       $    20,005       $     7,903
                                          ===========       ===========       ===========       ===========

Income per share before
  extraordinary item                      $       .35       $       .16       $       .78       $       .33
                                          ===========       ===========       ===========       ===========

Net income per share                      $       .35       $       .16       $       .70       $       .33
                                          ===========       ===========       ===========       ===========

Weighted average common shares
  outstanding                              32,477,222        24,233,868        28,710,441        24,233,868
                                          ===========       ===========       ===========       ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                ---------------------
                                                                                1996             1995
                                                                                ----             ----
                                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                                                 $  20,005        $   7,905
 Adjustments to reconcile net income to
    cash (used in) operating activities:
         Depreciation                                                              997              403
         Amortization                                                            2,270            1,980
         Loss on disposal of fixed assets                                           --               91
         Deferred interest (paid) accrued                                       (1,653)           1,020
         Deferred income taxes                                                      11           (3,309)
         Extraordinary item                                                      4,103               --
         Changes in assets and liabilities:
           Receivables                                                           2,444          (73,309)
           Inventory                                                           (21,468)         (69,904)
           Prepaid expenses                                                     (1,235)          (1,507)
           Prepaid royalties                                                     1,500            1,500
           Other assets                                                         (2,806)             168
           Accounts payable                                                     13,566            6,032
           Accrued expenses                                                     (8,337)          35,734
           Income taxes payable                                                (10,865)           6,691
                                                                             ---------        ---------
             Net cash (used in) operating activities                            (1,468)         (86,505)
                                                                             ---------        ---------

Cash flows from investing activities:
  Acquisition of DKNY Jeans license                                             (6,000)              --
   Purchases of equipment                                                       (5.206)          (2,462)
                                                                             ---------        ---------
         Net cash (used in) investing activities                               (11,206)          (2,462)
                                                                             ---------        ---------

Cash flows from financing activities:
  Payment of notes payable to related party                                         --          (45,181)
  Payments to factor                                                                --           (4,602)
  (Decrease) increase in revolving credit loans                                (51,069)          98,870
  (Repayment of) proceeds from term loan                                       (11,250)          25,000
  (Repayment of) proceeds from senior subordinated notes                       (30,000)          30,000
  Payments of notes payable to factor                                               --          (10,000)
  Distributions to stockholders/partners                                            --           (1,495)
  Financing costs paid                                                              --           (5,057)
  Proceeds from sale of common stock                                           119,640               --
  Payment of debt retirement costs                                             ( 2,998)              --
  Payment of stock issuance costs                                              (11,649)              --
                                                                             ---------        ---------
         Net cash provided by financing activities                              12,674           87,535
                                                                             ---------        ---------
         Net increase (decrease) in cash                                            --           (1,432)
Cash, beginning of period                                                           --            1,432
                                                                             ---------        ---------
         Cash, end of period                                                 $      --        $      --
                                                                             =========        =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION:
Designer Holdings Ltd. (the "Company") was incorporated on March 27, 1995 for the purpose of consolidating the ownership interests of Rio Sportswear, Inc. ("Rio Sportswear") and Jeanswear Holdings, Inc., the holding company for Calvin Klein Jeanswear Company. As of September 30, 1996, 52.2% of the Company's outstanding common stock was owned by New Rio L.L.C. ("New Rio"), whose controlling equityholders are Arnold H. Simon, President and Chief Executive Officer of the Company, and Charterhouse Equity Partners II, L.P. All significant intercompany balances and transactions have been eliminated.

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form S-1, as amended (SEC File No.333-13097), declared effective by the SEC on November 1, 1996.

2.  INITIAL PUBLIC OFFERING AND STOCK SPLIT:
On May 9, 1996, the Company consummated an initial public offering of 13,800,000 shares of its common stock for $18.00 per share. Of the total shares offered, the Company sold 6,650,000 shares and New Rio sold 7,150,000 shares. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $108.1 million. Net proceeds to the Company were used primarily to reduce indebtedness, including approximately $37.0 million to retire a subordinated loan, including approximately $3.0 million relating to a prepayment penalty, and $71.1 million to reduce indebtedness under the credit agreement. The prepayment penalty and the write-off of deferred financing costs associated with the subordinated loan, which aggregated approximately $2.3 million, net of applicable tax effects, was reported as an extraordinary loss in the second quarter of 1996.

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

3.   INVENTORY:
Inventory is stated at the lower of cost, determined by the average cost method, or market, and consists of the following:

                   September 30,  December 31,
                       1996          1995
                      -------       -------
Raw materials         $   805       $ 1,536
Work-in-process         2,895         4,091
Finished goods         87,278        63,883
                      -------       -------
                      $90,978       $69,510
                      =======       =======

4.  DKNY LICENSE:
On September 27, 1996, the Company (through its wholly-owned subsidiaries) entered into a 30-year licensing agreement with a subsidiary of Donna Karan International Inc. ("Donna Karan International") for the exclusive production, sale and distribution of mens, womens and, with certain exceptions, childrens jeanswear under the DKNY Jeans Label (the "DKNY Jeans Label"), for an aggregate purchase price of $60 million. Under the terms of the agreement (the "DKNY Jeans License"), the Company made an initial payment of $6 million and will make subsequent payments of $24 million on June 1, 1997 and $10 million on each of June 1, 1998, 1999 and 2000 without interest. As a result, the Company has recorded a payable of $47.7 million, net of unamortized discount of $6.3 million, based upon an imputed interest rate of 7.35%. Accordingly, intangible licensing rights of $53.7 million have been recognized on the condensed consolidated balance sheet as of September 30, 1996.

The DKNY Jeans License requires the Company to pay annual royalties of 7% on worldwide net sales of DKNY Jeans Label products, as well as an additional administrative fee of 2% of international net sales. The Company must also pay at least 3% of net sales of DKNY Jeans Label products to Donna Karan International, to be spent on consumer media and outdoor advertising. The initial quarterly guaranteed minimum royalty installment for 1997 of $1.26 million has been paid, and is included in prepaid expenses at September 30, 1996. Minimum annual royalty payments increase from $5.04 million in the first year to $39.4 million in the thirtieth year. Additionally, pursuant to the DKNY Jeans License, the Company will incur $5.0 million in pre-launch advertising expense before June 1997, the month in which sales of DKNY Jeans Label products are expected to commence, and an additional $15.0 million in advertising expenses over the remainder of 1997.

The DKNY Jeans License may be terminated by Donna Karan International upon the occupance of certain events, including but not limited to (I) failure to make payments when due, after expiration of the applicable grace period, (ii) discontinuing the DKNY Jeans Label operations in a material portion of the world for more than 90 days, (iii) after the second annual period, failure to achieve levels of net sales of an amount necessary to generate the guaranteed minimum royalty, subject to recovery provisions in certain circumstances, and (iv) certain events of bankruptcy with respect to the Company.

5.  FINANCING:
The Company finances its operations under a credit agreement which provides for borrowings under a revolving credit facility and a term loan which may be terminated by the Company or its lenders in the year 2000. On March 29, 1996, the revolving credit facility was permanently increased from $115.0 million to $150.0 million.

The Company has commitments from The CIT Group and other lenders to enter into a new credit agreement (the "New Credit Agreement") for an aggregate commitment of $150 million, which will consist of a five year new revolving facility (the "New Revolving Facility"), including a subfacility for the issuance of letters of credit. The borrowings under the New Revolving Facility will mature on the fifth anniversary of the closing date thereof. The interest rates on the New Revolving Facility will be at the Prime Rate plus 0.5% or LIBOR plus 1.75%. The New Credit Agreement will contain covenants and default and security provisions similar to those in the existing Credit Agreement.

6.  INCOME TAXES:
The higher effective tax rate in 1995, compared to 1996, was principally attributable to a valuation allowance on net operating loss benefits of Rio Sportswear. The results of operations of Rio Sportswear were not included in the consolidated tax returns of the Company until April 1995, when Rio Sportswear became a subsidiary of the Company.

7.  COMMITMENTS AND CONTINGENCIES:
CKJ LICENSE AMENDMENTS:
On April 22, 1996, the exclusive license from Calvin Klein, Inc. ("CKI") for certain types of sportswear (the "CKJ License") was amended to provide for, among other things, the (I)modification of the term of the CKJ License from a ten-year initial term with four ten-year renewal terms to a forty-year term with one ten-year renewal term, (ii) modification of net sales thresholds, (iii) extension of the term of the CKJ License for the khaki collection from ten years to forty years, (iv) granting to the Company the non-exclusive right to sell caps for the term of the CKJ License, (v) expansion of the geographical territory for the khaki collection, (vi) addition of certain territories in Central and South America to the CKJ License, and (vii) liberalization of certain covenants. In addition, the minimum annual royalty fee payments of $4,500 in 1995 will increase over the term of the CKJ License to $22,000 for years 31 through 40.

As consideration for such amendments, the Company issued 1,275,466 shares of non-voting common stock to CKI. Such shares are convertible at any time upon notice to the Company into an equal number of shares of voting common stock. CKI has agreed to hold such shares for at least 18 months subsequent to May 9, 1996, the effective date of the registration statement relating to the initial public offering of the Company's common stock, although the Company has granted CKI certain "piggy-back" registration rights that can be exercised at any time after the shares are converted into voting common stock. The value of the shares issued to CKI of $20,203 is recorded as capitalized licensing rights and is being amortized over forty years, the adjusted term of the CKJ License.

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

8.  STOCK OPTION PLAN
The Company's Board of Directors and the sole voting stockholder have approved the Designer Holdings Ltd. 1996 Stock Option and Incentive Plan ("the Stock Plan"). Pursuant to the Stock Plan, executive officers, key employees and consultants of the Company are eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. The Company has reserved 2,363,200 shares of common stock for issuance of awards under the Stock Plan. In May 1996, options to purchase approximately 1,575,000 shares of common stock at an exercise price of $18.00 per share were granted.

The Company has adopted, subject to stockholder approval at the 1997 annual meeting, the 1996 Outside Director Stock Option Plan (the "Director Plan"), which provides for the granting of nonqualified options to purchase shares of Common Stock to any director of the Company who(I) first becomes a member of the Board of Directors on or after July 16, 1996, (ii) is not an active employee or officer of the Company or a subsidiary thereof and (iii) is not appointed or designated to serve as a member of the Board of Directors by the Principal Stockholder, Charterhouse, Mr. Simon or any of their respective affiliates. The Director Plan authorizes the issuance of up to 100,000 shares of Common Stock, subject to adjustments in certain circumstances. No options may be granted 10 years from the effective date of the Director Plan.

9.  SUBSEQUENT EVENTS

FINANCING:

On November 6, 1996, the Company closed the sale of 2,400,000 6% Convertible Trust Originated Preferred Securities having a liquidation amount of $50 per preferred security (the "Preferred Security") to the public. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $115.4 million, and were used(I) to repay in full the term loan of $12.5 million, (ii) to repay in full (excluding outstanding letters of credit) borrowings under the Revolving Credit Facility of $69.9 million, and (iii) for working capital and other general corporate purposes, including the acquisition of the Calvin Klein outlet stores (the "CK Outlets").

The Preferred Securities represent preferred undivided beneficial interest in the assets of Designer Finance Trust (the "Trust"), a statutory business trust formed under the laws of the State of Delaware in 1996. The Company owns all of the common securities representing undivided beneficial interest of the assets of the Trust. The Trust exists for the sole purpose of(I) issuing the Preferred Securities and common securities (together with the Preferred Securities, the "Trust Securities"), (ii) investing the gross proceeds of the Trust Securities in the 6% Convertible Subordinated Debentures of the Company due 2016 (the "Convertible Debentures") and (iii) engaging in only those other activities necessary or incidental thereto. The Company owns 100% of the voting common securities of the Trust which is equal to 3% of the Trust's total capital.

Each Preferred Security is convertible at the option of the holder thereof into shares of Common Stock of the Company, at a conversion rate of 2.16 shares of Common Stock for each Preferred Security.

The holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50 per Preferred Security, payable quarterly in arrears. This distribution rate and payment dates corresponds to the interest rate and interest payment dates on the Convertible Debentures, which are the sole assets of the Trust. Such distributions will be included in interest expense.

The company has the right to defer payments of interest on the Convertible Debentures and distributions on the Preferred Securities for up to twenty consecutive quarters (five years), provided such deferral does not extend past the maturity date of the Convertible Debentures. Upon the payment in full of such deferred interest and distributions, the Company may defer such payments for additional five year periods.

The Trust Securities are redeemable by the Company, in whole or in part, from time to time, on or after December 31, 1999 upon redemption of the Convertible Debentures. The Preferred Securities are required to be redeemed upon maturity of the Convertible Debenture on December 31, 2016. In addition, there are certain circumstances wherein the Trust will be dissolved, with the result that the Convertible Debentures will be distributed pro rata to the holders of the Preferred Securities.

CALVIN KLEIN OUTLETS:
On November 5, 1996, the Company acquired 14 of the 15 existing CK Outlets owned by CKI located in the United States, and obtained the right to open additional CK Outlets in the United States, Canada and Mexico. Under the terms of the agreement, the Company has assumed the existing leases of the CK Outlets and purchased existing inventory for approximately $4 million and certain fixed assets for approximately $500. The Company has also acquired both exclusive and non-exclusive licensing rights (the "Outlet License") to sell certain products in the CK Outlets, including jeanswear, underwear, bridgewear, collection, fragrance, hosiery, accessories, home collection, and other products sold under the CK/Calvin Klein and Calvin Klein labels.

The Outlet License has an initial term of eight years, expiring December 31, 2004, with up to four ten-year renewals, to be coterminous with the CKJ License. The Company is required to make royalty payments to CKI equal to 7% of sales of the CK Outlets, in addition to royalties payable pursuant to the CKJ License. The CKJ License has also been amended to provide that the Company will pay a 3 1/2% royalty to CKI on sales by CKJC to the CK Outlets at more than 25% off regular wholsale prices. The Outlet License provides for minimum annual royalty payments in the amount of $2 million through 1999, payable in quarterly installments. Thereafter, the minimum annual royalty shall be the greater of $2 million or 75% of the average royalty earned during the three previous annual periods.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                       (In thousands, except share data)

GENERAL

The results of operations for the three and nine months ended September 30, 1996 reflect net revenue generated and expenses incurred from the sale of Calvin Klein Jeans Label products, as well as royalty income earned and certain contractual expenses incurred related to sales of(I) Rio label and Bill Blass label products, which the Company licensed effective January 1, 1996 to Commerce Clothing Company, L.L. C. ("Commerce Clothing "), (ii) Calvin Klein Jeans Label childrens apparel, within the United States, for which the Company entered into a sub-licensing agreement effective January 1, 1996 with Commerce Clothing and
(iii) certain other licensing agreements.

On September 27, 1996, the Company entered into the DKNY Jeans License. The cost of obtaining the DKNY Jeans License includes $6 million as an initial payment, $24 million payable on June 1, 1997 and a payment for inventory existing at May 31, 1997, currently anticipated to range from $5 million to $10 million. In addition, the Company will pay $10 million on June 1 of each of 1998, 1999 and 2000. The Company will also incur $5 million in pre-launch advertising expenses from March through May of 1997 and pursuant to the DKNY Jeans License, the Company will incur an additional $15 million in advertising expenses before the end of 1997. The Company expects to incur approximately $10 million in additional expenses for merchandising and marketing the DKNY Jeans Label products prior to June 1997, the month in which sales of DKNY Jeans Label products are expected to commence. The Company has paid a first installment on its minimum guaranteed royalty obligations for 1997 of $1.26 million.

On November 5, 1996, the Company acquired 14 of the 15 Calvin Klein Outlet Stores in the United States, as well as rights to open additional Calvin Klein Outlets in the United States, Canada and Mexico. Under the terms of the agreement, the Company will assume the existing leases of the CK Outlets and purchase existing inventory for approximately $4 million and certain fixed assets for approximately $500. The Company has also acquired both exclusive and non-exclusive licensing rights to sell Calvin Klein products including jeanswear, underwear, bridgewear, collection, fragrance, hosiery, accessories, home collection, and other products sold under the CK/Calvin Klein and Calvin Klein labels.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, statement of operations data as a percentage of net revenues:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           -----------------       -----------------
                                            1996       1995        1996         1995
                                           -----       -----       -----       -----
                                              (Unaudited)             (Unaudited)

     Net revenues                          100.0%      100.0%      100.0%      100.0%
     Cost of goods sold                     61.7        71.0        62.0        70.9
                                           -----       -----       -----       -----
     Gross profit                           38.3        29.0        38.0        29.1
     Selling, general and
              administrative expenses       22.0        19.1        23.9        20.3
                                           -----       -----       -----       -----
     Operating income                       16.3%        9.9%       14.1%        8.8%
                                           =====       =====       =====       =====

Net Revenues. Net revenues for the three months ended September 30, 1996 were $136.9 million, which represented an increase of $8.6 million or 6.7% over net revenues for the three months ended September 30, 1995 of $128.3 million. Net revenues in the 1996 quarter included $127.7 million from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products, and $6.8 million from the sale of CK/Calvin Klein Jeans Khakis products (collectively "Calvin Klein Jeans Labels"), totaling $134.5 million. This represents an increase of $40.2 million compared to net revenue of $94.3 million generated from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products during the three months ended September 30, 1995. The increased level of net revenues generated by the sales of Calvin Klein Jeans Label products during the 1996 quarter, as compared to the 1995 quarter, was principally attributable to an increase in the volume of products sold to a larger number of department and specialty retail stores, including the sale of CK/Calvin Klein Jeans Khakis products in 1996. This broadening of product distribution into an increased number of stores was experienced across all of the major lines in which the products are sold.

Royalty income earned during the three months ended September 30, 1996 was $2.4 million. The 1995 comparable quarter contained approximately $.6 million of royalty income. Net revenues from the sale of the Rio and Bill Blass label products during the 1995 comparable quarter were $33.4 million.

Net revenues for the nine months ended September 30, 1996 were $356.5 million, which represented an increase of $53.7 million or 17.7% over net revenues for the nine months ended September 30, 1995 of $302.8 million. Net revenues for the 1996 period included $333.6 million from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products, and $17.8 million from the sale of CK/Calvin Klein Jeans Khakis products (collectively "Calvin Klein Jeans Labels"), totaling $351.4 million. This represents an increase of $135.8 million compared to revenue of $215.6 million generated from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products during the nine months ended September 30, 1995. This increase is attributable to the factors described above.

Royalty income earned during the nine months ended September 30, 1996 was $4.5 million. The 1995 comparable period reflected approximately $1.1 million of royalty income. Net revenues from the sale of the Rio and Bill Blass label products during the 1995 period were $86.1 million. The Company had waived royalty income aggregating approximately $1.2 million for the first quarter of 1996 under both Commerce Clothing agreements.

Gross Profit. Gross profit was $52.5 million for the three months ended September 30, 1996, an increase of $15.3 million from the 1995 comparable quarter gross profit of $37.2 million. The gross profit percentage was 38.3% for the 1996 quarter, an increase from 29.0% in the 1995 quarter. The gross profit percentage on the sale of Calvin Klein Jeans Label products was 38.0% for the 1996 quarter, compared to 35.0% in the 1995 quarter. This margin improvement is primarily a result of overall operating efficiencies achieved through better sourcing of product, more efficient distribution of product and more timely delivery to retailers, as well as strong sales during the 1996 quarter of higher margin fashion products. The overall gross profit percentage was further improved due to the absence in the 1996 quarter of the lower gross profit margins from Rio and Bill Blass products, because the license and sublicense agreement was executed for such products as of January 1, 1996. The 1995 quarter contained a gross profit percentage of approximately 12.1% related to the sale of these products.

Gross profit was $135.6 million for the nine months ended September 30, 1996, an increase of $47.4 million from the comparable 1995 period gross profit of $88.2 million. The gross profit percentage was 38.0% for the 1996 period, an increase from 29.1% recorded in the comparable 1995 period.

The 1996 period gross profit percentage on the Calvin Klein Jeans Label products was 37.9%, an increase compared with the 1995 comparable period gross profit percentage of 35.7%, primarily due to the operating efficiencies described above. The overall gross profit percentage was further improved due to the absence in the 1996 period of gross profit generated by the sale of Rio and Bill Blass products, due to the above-mentioned license and sub-license agreements. The 1995 quarter contained a gross profit percentage of approximately 12.8% related to the sale of these products.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $30.1 million or 22.0% of net revenues for the three months ended September 30, 1996, an increase of $5.6 million from $24.5 million or 19.1% of net revenues for the three months ended September 30, 1995. SG&A expenses related to the sale of Calvin Klein Jeans Label products were $29.4 million, or 21.6% of net revenues for the 1996 quarter, compared with $20.5 million, or 21.6% of net revenues for the comparable 1995 quarter. The increased expenses were primarily driven by the increased sales volume and the associated higher levels of advertising, design and royalty expenses incurred in connection with the CKJ License, as well as continued increased costs necessary to build the infrastructure to support increased sales volume and future growth. However, the percentage of such SG&A costs to net revenues of Calvin Klein Jeans Label products was constant. Although the Company licensed the Rio label and sublicensed the Bill Blass labels as of January 1, 1996, it retained responsibility for the sales function and will continue to incur related costs. This will yield a higher SG&A percentage to net revenues in 1996 and beyond, as compared to 1995, as the Rio and Bill Blass revenues are now only comprised of royalty income.

SG&A expenses were $85.2 million or 23.4% of net revenues for the nine months ended September 30, 1996, an increase of $23.9 million from $61.3 million or 20.3% of net revenues for the comparable 1995 period. SG&A expenses related to the sale of Calvin Klein Jeans Label products was $82.7 million, or 23.3% of net revenues for the 1996 period, compared with $49.1 million or 22.7% of net revenues for the comparable 1995 period. The increased expenses were primarily driven by the increased sales volume and the associated higher levels of advertising, design and royalty expenses incurred in connection with the CKJ License, as well as continued increased costs necessary to build the infrastructure to support increased sales volume and future growth. The Rio and Bill Blass SG&A costs also have a similar impact on the trend described above.

Interest expense. Interest expense for the three months ended September 30, 1996 was $1.5 million, as compared to $4.7 million for the three months ended September 30, 1995. This decrease is due to the reduction of amounts outstanding under the revolving credit facility, the term loan and the senior subordinated debt with the net proceeds of the IPO which closed on May 15, 1996.

Interest expense was $9.2 million for the nine months ended September 30, 1996, as compared to $10.4 million for the comparable 1995 period. This decrease is due to the above-mentioned reasons.

Provision for income taxes. The provision for income taxes was $9.6 million or 46.0% of pre-tax income for the three months ended September 30, 1996, as compared to $4.1 million or 51.1% of pre-tax income for the three months ended September 30, 1995. The provision for income taxes was $19.0 million or 46.0% of pre-tax income for the nine months ended September 30, 1996, as compared to $8.6 million or 52.1% of pre-tax income for the comparable 1995 period. The higher effective tax rate in the 1995 quarter and period was principally attributable to a valuation allowance on net operating loss benefits of Rio Sportswear. The results of operations of Rio Sportswear were not included in the consolidated tax return of the Company until April 1995, when Rio became a subsidiary of the Company

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary funding requirements to finance continued business growth include investments in working capital (primarily receivables and inventory), capital expenditures, costs related to upgrading distribution and management information systems, costs related to the shop-in- shop programs and debt service. In addition, the Company will require funds in connection with obtaining the DKNY Jeans License and for the related initial start-up costs and development of the DKNY Jeans Label products business, as well as for the opening of additional CK Outlet Stores.

On May 15, 1996, the Company closed an initial public offering of 13,800,000 shares of its common stock for $18.00 per share. Of the total shares offered, the Company sold 6,650,000 shares and New Rio L.L.C. sold 7,150,000 shares. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $108.1 million. Net proceeds to the Company increased liquidity by reducing indebtedness, including approximately $37.0 million to retire the subordinated loan and a reduction in the revolving credit and term loans of approximately $71.1 million.

On November 6, 1996, the Company closed an offering of 2,400,000 6% Preferred Securities having a liquidation amount of $50 per Preferred Security, through its wholly-owned subsidiary, Designer Finance Trust (the "Trust"). Net proceeds to the company, after underwriting discounts and expenses, were approximately $115.4 million. These net proceeds were invested by the Trust in the Company's 6% Convertible Debentures and were used by the Company to(I) repay in full the Term Loan of $12.5 million, (ii) repay in full (excluding outstanding letters of credit) borrowings under the Revolving Credit Facility of $69.9 million and
(iii) for working capital and other general corporate purposes, including the acquisition of the CK Outlets. The Company expects to borrow additional funds under the Revolving Credit Facility to fund the costs of obtaining the DKNY Jeans License and developing the DKNY Jeans Label products business.

On April 28, 1995, the Company refinanced its outstanding credit obligations with borrowings under a new $140 million Credit Agreement. The Credit Agreement consists of a revolving credit facility of $115 million and a term loan of $25 million. Borrowings under the revolving credit facility, including the opening of letters of credit, are limited in the aggregate to specified percentages of eligible factored receivables and inventory (as defined in the Credit agreement). The portion of the Revolving Credit Facility available for the opening of letters of credit is limited to $45 million. The amount of the revolving credit facility was increased to $125 million on September 15, 1995, to $135 million on November 8, 1995 and to $150 million on March 29, 1996. Amounts outstanding under the Credit Agreement are collateralized by substantially all the assets of the Company. The Credit Agreement contains restrictive covenants that, among other things, restrict the payment of dividends, stock repurchases, additional indebtedness, leases, capital expenditures, investments and a sale of assets or merger of the company with another entity. The covenants also require the Company to meet certain financial ratios and maintain minimum levels of net worth.

At September 30, 1996, the Company had amounts outstanding under the credit agreement of approximately $71.0 million, comprised of approximately $45.9 million outstanding under the revolving credit facility, approximately $12.6 million for open letters of credit and approximately $12.5 million outstanding under the term loan. Amounts outstanding under the Revolving Credit Facility and Term Loan were subsequently repaid with the proceeds from the sale of the Preferred Securities as previously described.

The Company has commitments from The CIT Group and other lenders to enter into the New Credit Agreement for $150 million. The New Credit Agreement will consist of a $150 million five year

New Revolving Facility, including a subfacility for the issuance of letters of credit. The borrowings under the New Revolving Facility will mature on the fifth anniversary of the closing date thereof. The interest rates on the New Revolving Facility will be reduced to the Prime Rate plus 0.5% or LIBOR plus 1.75% (from the Prime Rate plus 1.25% or LIBOR plus 2.75% under the existing credit facility). The New Credit Agreement will contain covenants and default and security provisions similar to those in the existing Credit Agreement.

The Company entered into a factoring agreement dated August 24, 1994, with CIT, the agent under the Credit Agreement. Pursuant to the terms of the agreement, CIT purchases the Company's eligible accounts receivables and assumes the credit risk only on those accounts for which it has given prior credit approval in writing. The Company is also a party to an intercreditor agreement under which the factor, as agent, is obligated to apply all monies, otherwise due to the Company, against amounts outstanding under the Credit Agreement. The Company borrows its daily cash requirements under the revolving credit facility and therefore shows no cash balance as of December 31, 1995 and September 30, 1996.

The Company finances its operations primarily through cash flows generated from operations and from daily borrowings under the Revolving Credit Facility. During the nine months ended September 30, 1996 and 1995, the Company used $1.5 million and $86.5 million, respectively, in operating activities. The higher use of cash during the 1995 period was primarily driven by the build-up of inventory and receivables, as the Company began to realize its growth strategy and objectives.
 . The 1996 period reflected more of a seasonal sales pattern. Operating activities for the 1996 period included approximately $2.9 million of net costs incurred in connection with the Calvin Klein Jeans Label shop-in-shop program. However, with the introduction of the DKNY Jeans Label products, the planned opening of shop-in-shops for both the Calvin Klein Jeans Label products and the DKNY Jeans Label products, as well as the acquisition of the CK Outlet stores, the Company expects a significantly higher use of cash in operations for 1997.

Net cash used in investing activities during the nine months ended September 30, 1996 and 1995 was $11.2 million and $2.5 million, respectively. The increase in investing activities consisted of capital expenditures primarily for equipment for distribution facilities and leasehold improvements, and the initial payment for the acquisition of the DKNY Jeans License.

Net cash provided by financing activities during the nine months ended September 30, 1996 and 1995 was $12.7 million and $87.5 million, respectively. The 1995 period reflected the proceeds of the term loan and the subordinated debt which was used to repay then outstanding debt, as well as increased borrowings under the revolving credit agreement. The 1996 period reflected the net proceeds of the IPO and the application of such proceeds to repay the subordinated debt and a portion of amounts outstanding under the Credit Agreement.

The Company believes that its sources of financing, including the proceeds from the offering of Preferred Securities and the borrowings available under the existing Revolving Credit Facility or the $150 million New Revolving Facility of the New Credit Agreement, are adequate to fund its current level of operations and its expected growth through 1998. The Company is also in the initial stages of planning a program for the installation of DKNY Jeans Label shop-in-shops. The company currently estimates that it will have approximately 200 DKNY Jeans Label shop-in-shops and an additional 200 Calvin Klein Jeans Label shop-in-shops installed in 1997 at an estimated aggregate cost of approximately $11 million. In addition, the Company expects to incur capital expenditures for opening additional CK Outlet stores of approximately $3 million per year. These expenses will be funded from cash flows generated from operations or from borrowings under the Credit

Agreement (or the New Credit Agreement).

SEASONALITY

The Company's business is affected by general seasonal trends that are characteristic of the apparel industry. In the Company's segment of the apparel industry, sales typically are higher in the first and third quarters and lower in the second and fourth quarters. Primarily as a result of the significant growth that the Company has experienced, 1995 quarterly sales trends did not reflect this seasonality. In addition, the difficulties in distribution experienced by the Company in the second and third quarters of 1995 caused fourth quarter sales to be materially higher than anticipated, as products scheduled to be shipped were delayed. In order to remedy the 1995 shipping difficulties, the Company has expanded its distribution facilities and implemented upgraded management information systems. No assurance can be given, however, that such facilities and systems will continue to function as expected. Beginning in 1996 (and excluding the impact of new designer brands or licenses), the Company has experienced expected apparel industry seasonality. Accordingly, the Company expects that sales and earnings in the fourth quarter of 1996 will be materially lower than in the corresponding 1995 period.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Incorporated by reference to Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 5. Other Information.

On November 5, 1996, the Company acquired 14 of the 15 existing Calvin Klein outlet stores owned by CKI located in the United States (the "CK Outlets"). CKI retained its collection outlet store located in Secaucus, New jersey. The Company obtained the right to open additional CK Outlets in the United States, Canada and Mexico. Pursuant to the terms of the acquisition, the Company assumed the existing leases of the CK Outlets and purchased existing inventory for approximately $4 million and certain fixed assets for approximately $500. The Company also acquired both exclusive and non-exclusive licensing rights (the "Outlet License") to sell certain products in the CK Outlets, including jeanswear, underwear, bridgewear, collection, fragrance, hosiery, accessories, home collection and other products sold under the CK/Calvin Klein and Calvin Klein labels.

The Outlet License has an initial term of eight years, expiring December 31, 2004, with up to four ten-year renewal periods, to be coterminous with the CKJ License. The Company is required to make royalty payments to CKI equal to 7% of sales of the CK Outlets, in addition to royalties payable pursuant to the CKJ License. The CKJ License has also been amended to provide that the Company will pay a 3 1/2% royalty to CKI on sales by CKJC to the CK Outlets at more than 25% off regular wholesale prices. The Outlet License provides for minimum annual royalty payments in the amount of $2 million through 1999, payable in quarterly installments. Thereafter, the minimum annual royalty shall be the greater of $2 million or 75% of the average royalty earned during the three previous annual periods.

Item 6.  Exhibits and Reports on Form 8-K

(a).     Exhibits

Exhibit 10.43 -            Store License Agreement, dated as of November
                           1, 1996, by and between Outlet Holdings, Inc. And
                           Calvin Klein, Inc.

Exhibit 10.44 -            Asset Purchase Agreement, dated as of November 1,
                           1996, by and between Outlet Stores, Inc. and Calvin
                           Klein, Inc.
Exhibit 27 -               Financial Data Schedule.

(b).     Reports on Form 8-K
None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Designer Holdings Ltd.

Date: November 14, 1996                          By: ___________________________
                                                 Maurice Dickson
                                                 Executive Vice President,
                                                 Treasurer and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                     Description                           Page No.
-----------                     -----------                           --------

10.43          Store License Agreement, dated as of
                 November 1, 1996, by and between
                 Outlet Holdings, Inc. and Calvin Klein, Inc.

10.44          Asset Purchase Agreement, dated as of
                 November 1, 1996, by and between
                 Outlet Holdings, Inc. and Calvin Klein, Inc.

27              Financial Data Schedule