Form 10-K
period 1996-12-31
DESIGNER HOLDINGS LTD
filed 1997-03-31
CIK 1010472

================================================================================
SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM                     TO
                         COMMISSION FILE NUMBER 1-11707

                             DESIGNER HOLDINGS LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     13-3818542
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      1385 BROADWAY, NEW YORK, NEW YORK                           10018
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      ZIP CODE

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 556-9600
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         COMMON STOCK, PAR VALUE $.01                    NEW YORK STOCK EXCHANGE
    CONVERTIBLE TRUST ORIGINATED PREFERRED               NEW YORK STOCK EXCHANGE
                  SECURITIES*

 * ISSUED BY DESIGNER FINANCE TRUST. PAYMENTS OF DISTRIBUTIONS AND PAYMENTS ON
                                  LIQUIDATION
                OR REDEMPTION ARE GUARANTEED BY THE REGISTRANT.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   X

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

     AS OF MARCH 25, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $118,437,984.

     THERE WERE 32,159,334 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 25, 1997. DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 19, 1997 ARE INCORPORATED BY REFERENCE INTO PART III (ITEMS 10, 11, 12 AND 13) HEREOF.

================================================================================

                             DESIGNER HOLDINGS LTD.

                                     INDEX

                                                                                     Page No.
Part I
     Item 1.  Business.............................................................      3
     Item 2.  Properties...........................................................     12
     Item 3.  Legal Proceedings....................................................     13
     Item 4.  Submission of Matters to a Vote of Security Holders..................     13

Part II
     Item 5.  Market for Registrant's Common Equity and Related Stockholder
      Matters......................................................................     14
     Item 6.  Selected Financial Data..............................................     15
     Item 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operation.........................................................     16
     Item 8.  Financial Statements and Supplementary Data..........................     22
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.........................................................     45

Part III.
     Item 10.  Directors and Executive Officers of the Registrant..................     45
     Item 11.  Executive Compensation..............................................     45
     Item 12.  Security Ownership of Certain Beneficial Owners and Management......     45
     Item 13.  Certain Relationships and Related Transactions......................     45

PART IV.
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....     46

Signatures

     Certain statements contained herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors and a softening of retailer or consumer acceptance of the Company's products.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

     Designer Holdings Ltd. (the "Company") develops, sources and markets designer sportswear lines for men, juniors and women (including petites) under the Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein Khakis labels. The Company's products target youthful, culturally conscious consumers and capitalize on the cachet and image created by over 20 years of extensive image advertising for Calvin Klein, one of the world's most influential designers. The Company collaborates with the in-house design teams of Calvin Klein, Inc. to create products characterized by high quality and casual, contemporary fashion. Each of the Company's lines combines both basic and fashion items in a broad range of casual fabrications, including jeans, khakis, knit and woven tops and bottoms, T-shirts, shorts, fleece shirts and pants, outerwear such as leather and denim jackets, caps and related accessories. In the year ended December 31, 1996, the mens, juniors and womens (including petites) lines accounted for approximately 41%, 36% and 23%, respectively, of net sales of Calvin Klein Jeans Label products.

     The Company believes that the quality and casual style of its Calvin Klein Jeans Label products combined with the youthful image presented in its advertising, provide the Company with the opportunity to experience further sales growth by taking advantage of certain market trends. The Company believes such trends include: (i) a move towards more "relaxed" dress including the introduction of "casual days" in the workplace, (ii) demographic changes indicating that the juniors market will be one of the fastest growing segments of the industry, (iii) strong consumer demand for higherend designer quality merchandise and (iv) a shift by major retailers towards devoting more selling space to a select group of designer brands.

     Beginning in August 1994, the Company implemented a number of key initiatives to increase market share and improve profitability of the Calvin Klein Jeans Label products, including: (i) broadening its target market by reengineering the garments to provide a comfortable fit and flattering appearance for a greater number of potential consumers, (ii) increasing the value offered to consumers by lowering the price of its designer-quality products to "better" from "designer" price points, (iii) targeting juniors, petites and childrens lines with a specific marketing strategy and product offering, (iv) expanding the core of basic styles for each line and (v) establishing an inventory replenishment plan to meet the requirements of retailers.

     On September 27, 1996, the Company entered into a 30-year licensing agreement with a subsidiary of Donna Karan International Inc. ("Donna Karan International") for the exclusive production, sale and distribution of mens, womens and, with certain exceptions, childrens jeanswear under the DKNY Jeans Label (the "DKNY Jeans License"). On March 5, 1997, the Company announced that the DKNY Jeans License had been terminated by mutual agreement. In connection with the termination, Donna Karan International returned to the Company the initial $6 million payment and the $1.26 million prepaid royalty. The Company also received reimbursement of costs and expenses incurred under the DKNY Jeans License, including all overhead, samples purchased and all previously developed patterns, concepts, sales plans and other materials related to the DKNY Jeans Label.

     On November 5, 1996, the Company acquired 14 of the 15 existing Calvin Klein Outlet Stores (the "CK Outlets") owned by CKI located in the United States, and obtained the right to open additional outlets in the United States, Canada and Mexico. In connection with the acquisition, the Company also acquired exclusive and non-exclusive licensing rights to sell certain products in the CK Outlets, including jeanswear, underwear, bridgewear, collection, fragrance, hosiery, accessories, home collection, and other products sold under the CK/Calvin Klein and Calvin Klein labels.

     On March 19, 1997, the Company announced that, as part of a continual evaluation of its business, it had made a strategic decision to tighten the Company's product distribution in order to reinforce the exclusivity of the Calvin Klein Jeanswear brand and to position its business for increased long-term profitability. Although the Company expects these actions to increase sales through the department store channel and enhance the gross margin in 1997, total sales for the 1997 year will be below levels previously anticipated. The Company expects this shift in distribution strategy to increase profitability over the long term by generating a greater proportion of higher margin sales, reducing inventory requirements and increasing inventory turns, and strengthening demand for its products at department stores.

BUSINESS STRATEGY

     The Company's growth strategy is to capitalize on the strength of the image projected by Calvin Klein and the quality, fit and value of the Company's products as well as the Company's expertise in marketing and sourcing designer sportswear. The Company's strategy includes the following:

     Expand Account Base and Number of Store Locations on a Selective
Basis. The Company currently distributes products under the Calvin Klein Jeans Labels to a broad range of department stores and specialty retailers. The Company believes that the strong demand for its Calvin Klein Jeans Label products positions it to selectively add to its account base. Within the Company's existing retailing customers, the Company believes it has opportunity to increase the number of store locations that carry each of its product lines, particularly its womens and juniors lines. At the same time, the Company seeks those specialty retailers that have the ability to offer the proper presentation of the Company's products.

     Expand Shop-in-Shops Program. The Company expects to increase the retail presence of its Calvin Klein Jeans Label products through the installation of "shop-in-shops" dedicated to Calvin Klein Jeans Label products in the stores of its department store customers. The shop-in-shops create a specialized shopping environment that is consistent with the Calvin Klein image. The shop-in-shops are designed to hold more of the Company's merchandise than conventional department store displays and are approximately 750 square feet in size. The Company believes that the shop-in-shops enhance the consumer's shopping experience and build loyalty among consumers and the Company's retailing customers. As of December 31, 1996, the Company had installed approximately 150 shop-in-shops.

     Deepen Product Offerings. The Company continually evaluates consumer demand for its products and will seek to complement its existing lines with new products that fit well with the Calvin Klein image. During 1995, the Company added leather and different textures of cotton to its product offerings and in March 1996, it introduced khaki sportswear to all its lines. The Company supported the introduction of the khaki products with an extensive marketing campaign.

     Expand Geographically Through Third Party SubLicensees. The Company believes that opportunities exist to continue to expand its market geographically. The Company has entered into agreements to have its Calvin Klein Jeans Label products distributed in various regions outside the United States. Since the beginning of 1996, the Company has entered into a sub-license agreement for its Calvin Klein Jeans Label mens, womens and juniors lines in Canada, childrens apparel and khaki products in Canada and its childrens apparel within the United States as well as sublicense agreements for Mexico, Central America and South America.

     Improve Operating Efficiencies. In order to provide infrastructure to support its growth and to improve its operating profitability, the Company recently completed the upgrading of its distribution and management information systems. The Company believes that its current distribution facilities and management information systems are sufficient for its current level of operations and, together with planned expansions and improvements, will be sufficient for anticipated growth in demand for the Calvin Klein Jeans Label products. There can be no assurance, however, that the planned expansions and improvements will be completed as planned, or that when completed, the distribution facilities and systems will function as anticipated.

     Acquire Additional Licenses/Brands. The Company from time to time evaluates the acquisition of additional licenses and brand names in other product categories.

     Open Additional CK Outlets. The Company plans to open additional CK Outlets, which will continue to provide the Company with an additional, controlled distribution channel for its Calvin Klein Jeans Label products. As of March 25, 1997, the Company has a total of 18 CK Outlets in operation.

CALVIN KLEIN JEANS LABEL PRODUCTS

     The Company believes that the strength of the Calvin Klein image and the design, fit, quality and value of the products are key elements in maintaining and promoting consumer demand for the Calvin Klein Jeans Label products. Before the Company obtained the CKJ License, Calvin Klein Jeans Label products were targeted primarily to the 30 to 50 year-old age group and the apparel was tailored to fit only a limited range of the consumer population. Since obtaining the CKJ License, the Company has retailored the products to provide a more comfortable fit and flattering appearance for a greater number of potential consumers. The Company now designs, tailors and targets the products to both older and younger consumers, including the teen market, which has substantially increased the potential market for Calvin Klein Jeans Label products. The Company categorizes its products as either basic or fashion. The basic products, which represented approximately 60% of net sales in 1996, consist of items such as jeans, T-shirts, shorts, shirts, vests, jackets, fleece shirts and pants and caps. The Company currently offers approximately 70 styles of its basic products in each of its lines, and those styles vary little from season to season. The Company complements its basic products with fashion products, which represented approximately 40% of net sales in 1996. Fashion items currently include approximately 130 styles in the mens, womens and juniors lines, and the assortment of fashion styles that are offered may be changed up to ten times per year, with variations appropriate to the season and items that are updated for current trends in color, fabrication or styling. For example, during the course of 1996, the Company offered a total of approximately 70 basic styles and approximately 750 fashion styles in its mens line. The Company uses the fashion items to continually introduce variety into its merchandise assortment.

     The in-house design staff at CKI designs the Company's Calvin Klein Jeans Label products to meet the requests of the Company's merchandising team for specific garments, fabrics and colors. The Company and CKI work together to produce a "fashion blueprint" for each of four fashion seasons. The image, colors and styles of the Company's Calvin Klein Jeans Label products are intended to be consistent with the other sportswear sold by CKI and other companies under the Calvin Klein brand name. The design goal is to capture looks that are fresh and uncluttered. Products are made in a wide range of fabrics that are given distinctive looks through a variety of finishes, many of which are developed by the Company, and through an array of colors that are varied over time. Special attention is given, among other things, to the feel of the fabrics and the details of the trim. The Company also developed a line of khaki products, which it began introducing during the fall of 1995 and which became available in stores in March 1996.

     Upon obtaining the CKJ License, the Company increased the value offered to consumers by lowering the price of its designer-quality products to "better" from "designer" price points. The following chart indicates the approximate range of current retail prices at which certain Calvin Klein Jeans Label products are sold:

                                              BASICS
                                  ------------------------------           FASHION
                                                KNITS, INCLUDING   ------------------------
                                     JEANS          T-SHIRTS         BOTTOMS    WOVEN TOPS
                                  -----------   ----------------   -----------  -----------
          Mens................... $45 to $52      2$0 to $32       $54 to $68   $48 to $68
          Juniors................ $45 to $52      1$6 to $32       $48 to $72   $48 to $84
          Womens................. $45 to $52      1$6 to $32       $48 to $72    $48 to 84

CALVIN KLEIN JEANS LABEL DIVISIONS

     The following chart sets forth the amount of net sales in the periods presented for each of the Company's product lines:

                                                   YEAR ENDED                  YEAR ENDED
                                               DECEMBER 31, 1995           DECEMBER 31, 1996
                                            ------------------------    ------------------------
                                                             % OF                        % OF
                                            NET SALES(1)   NET SALES    NET SALES(1)   NET SALES
                                            ------------   ---------    ------------   ---------
                                                           (DOLLARS IN THOUSANDS)
          Mens.............................   $149,626         41.5%      $193,146         41.4%
          Juniors..........................    111,374         30.9        165,552         35.5
          Womens(2)........................     82,291         22.8        106,612         22.8
          Childrens(3).....................     17,311          4.8          1,398          0.3
                                              --------       ------       --------       ------
                                              $360,602        100.0%      $466,708        100.0%
                                              ========       ======       ========       ======

---------------
(1) Excludes amounts received as royalties.
(2) Includes petites.
(3) As of January 1, 1996, the Company entered into an agreement pursuant to which Commerce Clothing Company, L.L.C. ("Commerce Clothing") will produce and distribute Calvin Klein Jeans Label childrens apparel in the United States. 1996 net sales include residual sales of remaining inventory.

     Mens. The Calvin Klein Jeans Label mens line contributed the greatest amount to 1996 net sales and was carried in approximately 1,170 department store locations and approximately 900 chain stores as of December 31, 1996. The Company also distributes this line through smaller specialty retailers. Currently, a staff of 14 is dedicated to the sale of the mens line.

     Juniors. In the third quarter of 1994, the Company began targeting juniors. The Company believes the Calvin Klein image advertising and the style of the Calvin Klein Jeans Label products have significant appeal to consumers in this category. The Company further believes that the juniors line is one of the fastest growing segments of the retail market and that, as a result, its retailing customers are increasing the floor space dedicated to the Calvin Klein Jeans Label juniors line. As of the end of 1996, the juniors line was carried in approximately 1,120 department store locations and approximately 650 chain stores. The Company also distributes this line through smaller specialty retailers. The Company currently dedicates a staff of 18 to the sale of the juniors line.

     Womens. The Company believes the womens line, including petites, is currently underrepresented in department store locations in comparison to the Company's mens and juniors lines, and there is a significant opportunity for growth. As of the end of 1996, such products were carried in approximately 1,300 department store locations and approximately 250 chain stores. The Company also distributes this line through smaller specialty retailers. The Company currently dedicates a staff of 14 to the sale of the womens line.

     Childrens. As of January 1, 1996, the Company entered into an agreement pursuant to which Commerce Clothing produces and distributes Calvin Klein Jeans Label childrens apparel in the United States.

PRODUCTION AND QUALITY CONTROL

     The Company engages both foreign and domestic contractors to manufacture its Calvin Klein Jeans Label products, and it owns and operates two production facilities in the United States. In 1996, approximately 78% of the Company's products, as measured by finished goods purchased, were produced by third-party vendors in the United States, approximately 17.5% of the Company's products were produced by overseas vendors, and approximately 4.5% of the Company's products were produced by the Company's production facilities. The Company balances the relatively low cost of production outside the United States with the relatively quick turnaround time on orders produced domestically. By doing so, the Company hopes to achieve an optimum balance of cost and timeliness of order fulfillment. Cost management has enabled the Company to maintain the prices for its basic products at levels that are attractive to consumers and that provide ample margins for both the Company and its retailing customers. The Company believes that there is little difference in the quality of the products produced domestically and outside the United States, provided that adequate quality controls are in place. The Company selects the fabrics and other materials and informs the manufacturers as to where to obtain them. The Company buys finished goods from its manufacturers, enabling the Company to avoid significant capital expenditures, work-in-process inventories and the costs associated with maintaining a large production work force. The Company believes that its relationships with its suppliers are good. The loss of such suppliers could involve various uncertainties and disruptions, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company retains sourcing agents in the international markets to assist the Company in selecting and overseeing third-party contractors, sourcing fabric, monitoring quota and other trade regulations, as well as performing quality control functions. In addition, the Company recently employed an executive to be in charge of sourcing, based in the Company's newly opened Hong Kong office, in order to more effectively maintain control over Asian production, quality control and prices.

     The Company's quality control program is designed to provide that all of the Company's products meet the Company's standards. Currently, the Company maintains a staff of 15 quality control personnel in the United States and 6 sourcing agents abroad. The Company develops and inspects prototypes of each product prior to production, establishes fittings based on the prototype, inspects samples and, through its employees or sourcing agents, inspects fabric prior to cutting and several times during the production process. The Company or its sourcing agents inspect the final product prior to shipment to the Company's distribution facilities. With respect to products produced under licenses or distribution agreements, the Company oversees the quality control programs of its licensees and distributors and regularly inspects samples of their products.

DISTRIBUTION

     The Company currently distributes its Calvin Klein Jeans Label products through distribution facilities located in Secaucus, New Jersey and in New Bedford, Massachusetts. The Secaucus facility is leased and operated by an independent contractor. As of December 31, 1996 the Company utilized approximately 200,000 square feet of the facility, which under normal operating conditions could ship up to 300,000 units per week. During the fourth quarter of 1996, the Company arranged for the independent contractor to lease the remaining 300,000 square feet of the facility, and pursuant thereto, entered into a guaranty of the independent contractor's lease of the facility. The Company is currently utilizing approximately 300,000 square feet of such facility, which under normal operating conditions can now ship up to 450,000 units per week. Pursuant to the Company's arrangement with such independent contractor, the Company pays a distribution fee which includes the lease costs. The New Bedford facility, which is leased and operated by the Company, contains approximately 370,000 square feet and under normal operating conditions can ship up to 500,000 units per week. In addition, the Company has leased a recently built, 325,000 square foot distribution facility in North Arlington, New Jersey. The addition of the distribution capacity in North Arlington and Secaucus was intended to permit the Company to reevaluate its distribution plans, enhance operating efficiencies and to support the DKNY Jeans business. Because of the termination of the DKNY Jeans License, the Company is currently evaluating its options with respect to the North Arlington facility and the additional space in the Secaucus facility, including subletting either or both to a third party. There can be no assurance that any such attempt to sublet will be successful or, if successful, that the Company's lease obligations will be entirely offset.

     Under the Company's inventory replenishment program, the Company offers retailers the ability to reorder basic items for immediate shipment. The Company keeps an inventory of products covered by the program and accepts replenishment orders through its electronic data interchange ("EDI") system (see "-- Management Information Systems"). The Company typically fills replenishment orders within five days of receipt. While the program requires an increased investment in inventories, the Company believes its ability to offer this flexibility to its retailing customers is a significant competitive advantage and reduces the risk of mark-down allowances and returns.

     Fashion items are shipped in pre-packaged containers, prepared by the manufacturer, each containing a single type of item in a standard array of sizes. In general, the Company does not ship individual fashion items to fill in the inventory of a retailing customer but rather offers to ship pre-packaged containers of the next comparable fashion item. Shipping its fashion items in this manner permits the Company both to distribute a greater volume of products and to reduce its per unit distribution costs.

MANAGEMENT INFORMATION SYSTEMS

     The Company continues to upgrade its management information systems in order to maintain better control of its inventory and to provide management with information that is both more current and more accurate than was available previously. The Company's management information systems provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company's distribution facilities and administrative offices are linked by the computer system. The Company implemented a software program that enables the Company to track, among other things, orders, manufacturing schedules, inventory, and sales and mark-downs of its products. In addition, to support the Company's replenishment program, the Company has an EDI system through which certain customers' orders are automatically placed by the retailer with the Company. The Company currently serves all its major retail customers through its EDI system.

CUSTOMERS

     The Company's Calvin Klein Jeans Label products are sold through major department stores and specialty retail stores. The Company seeks to maintain and enhance the image of its Calvin Klein Jeans Label products by controlling the distribution channels, based on criteria that include the image of the store, availability of desirable locations within the store and the ability of the retailing customer to display and promote the products. In addition to the in-house sales force that is dedicated to the sale of the Company's Calvin Klein Jeans Label products, the Company retains a small number of sales agents and agencies who are assigned to specific geographic regions and are compensated on a commission basis. Beginning mid-1996, the Company also started to retain additional personnel to supervise the presentation of Calvin Klein Jeans Label products by the Company's retailing customers, provide detailed product information to the sales people employed by its retailing customers and advise the Company concerning the consumer demand experienced by its retailing customers.

     The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers owned by Federated Department Stores Inc. and May Department Stores Co. accounted for approximately 16.5% and 9.7%, respectively, of 1996 net sales of Calvin Klein Jeans Label products. The ten largest retail purchasers of Calvin Klein Jeans Label products represented approximately 47.8% of the 1996 net sales of Calvin Klein Jeans Label products. While the Company believes that purchasing decisions in many cases are made independently by each department store customer, there can be no assurance that purchasing decisions will not be made on a centralized basis. A decision by the controlling owner of a group of department stores to decrease the amount of product purchased from the Company or to cease carrying the Company's products could adversely affect the Company.

ADVERTISING

     The appeal to consumers of the Calvin Klein Jeans Label has been built up over 20 years by the distinctive advertising for the variety of products that are sold by CKI and other companies under the Calvin Klein brand name, including couture apparel, sportswear, outerwear, intimate apparel for men and women, fragrances, eyewear, accessories, hosiery and home furnishings. All the advertising campaigns for all the Calvin Klein brand products are designed and executed by CRK Advertising, the in-house advertising agency at CKI. The advertising campaigns by CKI and its licensees are intended to be mutually supportive, so that all the producers of Calvin Klein products should benefit from each advertisement. For example, if the advertising for underwear or fragrance products calls for the models to wear sportswear, they wear sportswear designed by CKI, including Calvin Klein Jeans Label products.

     Advertising for the Company's products includes outdoor advertising, print media and television. The advertising strategy is to saturate the urban markets in Atlanta, Chicago, Dallas, Los Angeles, New York City, San Francisco and Washington, D.C. with images from the current advertising campaign by placing the advertisements where the Company's products benefit from the cumulative effect of multiple exposures, such as billboards, exterior bus panels, bus shelters and kiosks. Advertising for Calvin Klein Jeans Label products appears prominently in fashion and special interest magazines such as Harpers' Bazaar, Mademoiselle, Rolling Stone, Skateboarding, Spin, The New York Times Magazine, Vanity Fair and Vogue. A significant portion of the 1996 advertising budget was allocated to television advertising. The Company supplements this advertising strategy with promotional activities, such as sponsoring concert tours and organizing product giveaways at sporting events.

     Pursuant to the CKJ License, the Company must contribute not less than 3% of gross sales of Calvin Klein Jeans Label products, net of discounts, to CKI for advertising such products. During 1996, the Company incurred approximately $16.6 million for advertising expenditures to CKI under the CKJ License. The CKJ License provides that amounts not spent in one year are to be spent in the next.

BACKLOG AND SEASONALITY

     The Company generally receives orders for Calvin Klein Jeans Label products approximately six to eight months prior to the time the products are delivered to stores. The EDI system has significantly reduced the average order period, the effect of which has been to decrease backlog in 1997 and 1996 from comparable dates in 1996 and 1995 notwithstanding the growth in sales during 1996. At March 25, 1997, the Company's backlog of orders for Calvin Klein Jeans Label products, all of which are expected to be shipped during fiscal 1997, was approximately $90.9 million, compared to approximately $103.0 million at April 1, 1996. Backlog as of any given date may not be indicative of backlog at a subsequent date because the backlog depends upon, among other things, the timing of the "market weeks" during which a significant percentage of the Company's orders for Calvin Klein Jeans Label products are received. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

     The Company's business is affected by general seasonal trends that are characteristic of the apparel industry. In the Company's segment of the apparel industry, sales typically are higher in the first and third quarters and lower in the second and fourth quarters. Primarily as a result of the significant growth that the Company has experienced, 1995 quarterly sales trends did not reflected this seasonality. Beginning in 1996, the Company has experienced expected apparel industry seasonality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

CKJ LICENSE

     Under the terms of the CKJ License, as amended through April 22, 1996, the Company (through its wholly-owned subsidiary, Calvin Klein Jeanswear Company ("CKJC")) has been granted an exclusive license to use the registered trademarks Calvin Klein and CK/Calvin Klein (the "Trademarks") in the form of the logos Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein Khakis in connection with the manufacture, distribution and sale at wholesale of the following three categories of womens (including juniors and petites), mens and childrens garments: (1) jeans made of denim, corduroy, twill and sheeting, (2) shorts, overalls, shirts, jackets, coats and dresses of a jeans-type construction made of denim, corduroy, twill, sheeting and chambray and (3) casual woven shirts made of denim, chambray and other fabrics and knit tops and bottoms, including fleece, sweat shirts and T-shirts. CKI has retained the right to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell, pants, shirts, knit tops, knit bottoms and other items that may be similar to the items listed in clauses (2) and (3) above, provided that such items are not made of a jeans-type construction. An amendment in February 1995 added khaki pants, skirts, shorts and related items for an original term of ten years (the "Khaki Collection"), and a second amendment added caps, to the list of garments covered by the CKJ License on a non-exclusive season to season basis. The Company is required to produce at least two collections per year, a spring collection and a fall collection, and to submit merchandise plans and design and product specifications to CKI for its review and approval. In addition, CKI has the right to examine products produced under the CKJ License during manufacture as part of its quality control program.

     The Company has exclusive use of the Trademarks for the collection, in the United States, its territories and possessions, Canada, Mexico, Guatemala, Belize, El Salvador, Honduras, Nicaragua, Costa Rica, Panama, certain jurisdictions in the British West Indies, certain jurisdictions in the Greater Antilles, Colombia, Ecuador, Brazil, Peru, Bolivia, Paraguay, Chile, Venezuela, Guyana, Suriname and French Guyana. Additionally, upon termination of the license between CKI and a third party licensee covering Argentina and Uruguay, the Company has the right to add such countries to the list of jurisdictions covered by the CKJ License. The CKJ License provides that CKI can terminate the grant of the CKJ License with respect to Central and South America if net sales are not at least $5 million and $10 million throughout Central and South America, respectively, for any annual period beginning in 1997. Additionally, CKI may terminate the grant of the CKJ License with respect to South America if net sales are not at least $15 million for any period after 1998. CKI may also terminate the Company's right to sell the Khaki Collection if the net sales of such items are less than $25 million in 1998.

     The CKJ License has an initial term of forty years, expiring December 31, 2034, and is renewable for one additional ten-year period, commencing January 1, 2035, so long as the Company has net sales within the United States and Mexico of at least $375 million and net sales within Canada of $35 million during the twelve months ending June 30, 2034. The Company is required to make payments to CKI equal to 3% of gross sales of Calvin Klein Jeans Label products (other than the Khaki Collection), net of discounts, in exchange for advertising and promotional support provided by CKI. The Company also paid an aggregate of $1.7 million to CKI, which amount was used to advertise the Khaki Collection in 1995 and 1996. In addition, the Company must remit 5% of the gross sales in 1997 of the Khaki Collection to CKI for advertising and 3% of gross sales each year thereafter. The Company is also required to make royalty payments to CKI equal to 7% of the Company's net sales of Calvin Klein Jeans Label products. The royalty payments for closeout articles (as defined) are 3 1/2% of net sales. See " -- Calvin Klein Outlets." The CKJ License provides for minimum annual royalty payments for jurisdictions other than Canada that increase from $4.4 million in the first year to $22 million (but not less than 75% of the fees earned during the thirtieth year) in the fortieth year. During the renewal period, such minimum annual royalty payments increase to the greater of $27 million or 75% of the fees earned in the fortieth year. In connection with obtaining the CKJ License in August 1994, the Company paid $9.5 million, for which it receives a credit against royalty payments of $12.5 million at the rate of $2.0 million per year.

     The CKJ License may be terminated by CKI upon the occurrence of certain events, including but not limited to the following: (i) failure by the Company to make payments due under the CKJ License, if such failure continues for a period of ten days, (ii) decrease in the Company's consolidated net worth to less than $10 million, (iii) increase in the Company's ratio of consolidated debt to consolidated net worth to more than 5-to-1, (iv) default by CKJC in the payment of debt exceeding $5 million, if such default remains uncured after the relevant grace period and the creditor under such instrument exercises its rights (whether termination, acceleration or otherwise), (v) default by the Company in the payment of debt exceeding $5 million, if such default remains uncured after the relevant grace period and the creditor under such instrument exercises its rights (whether termination, acceleration or otherwise), (vi) any other acceleration of debt of the Company exceeding $5 million, (vii) failure by the Company to obtain minimum sales thresholds in the United States, Mexico and Canada of at least $205 million in at least one of 2001, 2002, and 2003, $269 million in at least one of 2011, 2012 and 2013 or $344 million in at least one of 2021, 2022 or 2023; provided that net sales for the subsequent annual period or subsequent two annual periods does not represent (x) less than 75% of net sales for the annual period in which such net sales threshold was met, and (y) less than 90% of the minimum net sales threshold for the annual periods in any such three year grouping, (viii) failure by the Company to perform any of its other obligations under the CKJ License, if such failure remains uncured for thirty days, or (ix) filing of a bankruptcy petition by or against the Company. Notwithstanding the foregoing, if either the Company or CKJC enters into a material debt instrument that provides for a default threshold of more than $5 million, the $5 million referred to above will be increased to such greater amount.

     The foregoing description of the CKJ License reflects certain amendments thereto made on April 22, 1996. Among other things, these amendments (i) modified the term of the license from a ten year initial term with four ten year renewal terms to a forty year initial term with one ten year renewal term, (ii) modified net sales thresholds, (iii) extended the term of the CKJ License for the Khaki Collection from ten years to forty years, (iv) granted the Company the non-exclusive right to sell caps for the term of the CKJ License, (v) expanded the geographical territory for the Khaki Collection, (vi) added certain territories in Central and South America to the CKJ License and (vii) liberalized certain covenants. As consideration for such amendments, the Company issued 1,275,466 shares of nonvoting common stock to CKI. In March 1997 CKI converted such shares into an equal number of shares of voting Common Stock. CKI has agreed to hold such shares for at least 18 months, although the Company has granted CKI certain registration rights that can be exercised at any time.

     During the term of the CKJ License, only CKJC is prohibited from engaging in any business other than the manufacture, distribution and sale of the products produced under the CKJ License. Neither the Company nor any of its other subsidiaries is subject to such prohibition under the CKJ License.

CALVIN KLEIN OUTLETS

     On November 5, 1996, the Company acquired 14 of the 15 existing Calvin Klein Outlet Stores (the "Outlet Stores") owned by CKI located in the United States, and obtained the right to open additional outlets in the United States, Canada and Mexico. Under the terms of the agreement, the Company has assumed the existing leases of the Outlet Stores and purchased existing inventory for approximately $5.5 million and certain fixed assets for approximately $.5 million. In connection with the acquisition, the Company obtained exclusive and non-exclusive licensing rights (the "Outlet License") to sell certain products in the Outlet Stores, including jeanswear, underwear, bridgewear, collection, fragrance, hosiery, accessories, home collection, and other products sold under the CK/Calvin Klein and Calvin Klein labels.

     The Outlet License has an initial term of eight years, expiring December 31, 2004, with up to four ten-year renewal options, to be coterminous with the CKJ License. The Company is required to make royalty payments to CKI equal to 7% of sales of the CK Outlets, in addition to royalties payable pursuant to the CKJ License.

LICENSING OPERATIONS

     Prior to obtaining the CKJ License, the Company produced and distributed sportswear under the Bill Blass and Rio labels and produced sportswear for various retailers under private labels. As of January 1, 1996, the Company licensed the Rio label and sublicensed the Bill Blass labels to Commerce Clothing. The Company continues to market the products produced under the license and sublicense and, pursuant to the terms of a March 1997 amendment to the license and sublicense, will receive minimum annual royalties for the Rio label and Bill Blass labels of approximately $750,000 and $850,000 (exclusive of amounts due to Bill Blass), respectively. In addition, Commerce Clothing will continue to pay to the Company amounts equivalent to those the Company must pay under the license agreement between the Company and Bill Blass.

     The Company has entered into a sublicense agreement for Calvin Klein Jeans Label childrens apparel in the United States. Under this sublicense agreement, the Company will receive net revenues of approximately 4% of net sales. Such amounts are in addition to a payment of 7% on net sales that the sublicensee pays to the Company and that the Company remits to CKI pursuant to the CKJ License. The Company has also entered into a sublicense agreement for Calvin Klein Jeans Label products, other than khaki products and childrens apparel, for sale in Canada. The Company has also entered into sublicense agreements with respect to Calvin Klein Jeans Label khaki products and childrens apparel for Canada, and sublicense agreements with respect to Calvin Klein Jeans Label products for the territories of Mexico, Central America and South America. Under all such agreements, the Company remains responsible for working with CKI to develop the lines for presentation to the sublicensee, and the sublicensee pays 3% of gross sales, net of discounts, as a fee for advertising, which the Company remits to CKI.

COMPETITION

     The apparel industry in the United States is highly competitive. The Company competes with numerous producers of sportswear, many of which are significantly larger and have significantly greater financial resources than the Company. The labels that the Company's products compete with include Guess?, Lee, Levis, Liz Claiborne, Nautica, Polo/Ralph Lauren and Tommy Hilfiger, as well as certain other designer and non-designer lines. The Company's ability to compete depends, in substantial part, upon the endurance of the Calvin Klein image and upon the ability of the Company to continue to offer high-quality garments at competitive prices.

     Although the CKJ License grants the Company the exclusive right to sell certain types of sportswear under the Calvin Klein Jeans Labels, the terms of the CKJ License permit CKI to sell, or to grant a license to sell, other types of apparel, including certain types of sportswear, under a Calvin Klein trademark that could be similar to, and competitive with, the Calvin Klein Jeans Label products sold by the Company. See "-- CKJ License."

IMPORT RESTRICTIONS

     During 1996, the Company imported approximately 17.5% of the Calvin Klein Jeans Label products that it sold. Such imports are subject to bilateral textile agreements between the United States and a number of foreign countries. Such agreements, which have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, allow the United States to impose restraints at any time on the importation of categories of merchandise that, under the terms of the agreements, are not currently subject to specified limits. The Company does not own the right to import finished garments into the United States, but it relies on its contract manufacturers and its agents to obtain the necessary quotas. In the past, to the extent that necessary import quotas have not been available with respect to a particular source of supply, the Company has been able to find an alternative source of supply. Accordingly, the availability of quotas has not had a material effect upon the Company's business, financial condition or results of operations. The Company's continued ability to source products that it imports may be adversely affected by a significant decrease in available import quotas as well as any additional bilateral agreements and unilateral trade restrictions.

EMPLOYEES

     As of March 25, 1997, the Company and its subsidiaries employed approximately 1,250 persons. Approximately 525 of such employees were covered by collective bargaining agreements at the Company's New Bedford, Abbeville and Nesquehoning facilities. The agreements for the Company's New Bedford and Nesquehoning facilities will expire on May 31, 1997, and the agreement with respect to the Abbeville facility will expire on June 30, 1997. The Company has not experienced any work stoppage and management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The following table sets forth the Company's distribution and manufacturing facilities as of March 25, 1997:

                                                                                    APPROXIMATE
                                                                                    FLOOR SPACE
          LOCATION                                  USE                              (SQ. FT.)
    --------------------  --------------------------------------------------------  -----------
    New Bedford, MA.....  Warehousing and distribution (leased)                       370,000
    Secaucus, NJ........  Warehousing and distribution (operated under contract)      500,000
    Nesquehoning, PA....  Manufacturing (owned)                                        56,000
    Abbeville, SC ......  Manufacturing (owned)                                        40,000

     The Company acquired its two manufacturing facilities located in Abbeville and Nesquehoning in connection with obtaining the CKJ License. Since that time, the Company has been able to improve operational efficiencies and reduce costs at these facilities.

     The Company is currently utilizing approximately 300,000 square feet in its Secaucus distribution facility. In addition, the Company has leased a recently built, 325,000 square foot distribution facility in North Arlington, New Jersey. The addition of the distribution capacity in Secaucus and North Arlington was intended to permit the Company to reevaluate its distribution plans to enhance operating efficiencies and to support the DKNY Jeans business. Because of the termination of the DKNY Jeans License, the Company is currently evaluating its options with respect to the North Arlington facility and the additional space in the Secaucus facility, including subletting either or both to a third party. There can be no assurance that any such attempt to sublet will be successful or, if successful, that the Company's lease obligations will be entirely offset. See "-- Distribution."

     In addition to the facilities described above, the Company leases 42,000 square feet for its executive offices in New York, New York and rents an entire floor for a showroom for its Calvin Klein Jeans Label products and for offices in CKI's headquarters building in New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

     On October 15, 1990, an amended complaint (the "Complaint") was filed against Rio Sportswear, a subsidiary of the Company, and certain other defendants in the United States District Court for the Southern District of New York under the caption Golden Trade, S.r.L. et al. v. Jordache Enterprises, Inc. et al. The Complaint alleges, among other things, that the Company infringed a patent held by Greater Texas and Golden Trade S.r.L. relating to acid wash processes used in the manufacture of garments having a random fade effect. Similar suits are pending against the major manufacturers of such jeanswear. The Complaint seeks damages against all the defendants in unspecified amounts. On November 27, 1990, the Company filed an answer denying the material allegations of the Complaint and asserting affirmative defenses and counterclaims. On December 1, 1995, a revised opinion and order was issued by the court in which, among other things, the court granted certain of the defendants' motions for summary judgment, and denied others of such motions. On January 31, 1996, the case was assigned to a new judge. No trial date has been set. If the parties are unable to reach a settlement, Rio Sportswear intends to contest the action vigorously. The outcome of litigation is inherently unpredictable and, in the event that no settlement were reached and Rio Sportswear were found to have infringed the patent in suit, damages and attorneys' fees could be assessed against Rio Sportswear. No assurance can be given that such damages and fees would not have a material adverse effect upon the Company's results of operations in the period in which the judgment is rendered; however, the Company believes that any such damages and fees would not have a material adverse effect upon the Company's business or financial condition.

     The Company is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. The Company has been active in pursuing actions against counterfeiters and diverters of its Calvin Klein Jeans Label products. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company commenced trading on the NYSE under the symbol "DSH" on May 10, 1996. As of March 25, 1997, there were approximately 88 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sale prices of the Common Stock as reported on the NYSE.

                                                                      High      Low
                                                                      -----    -----
          Fiscal Year 1996
               Second Quarter (beginning May 10)..................... $32 5/8  $22 7/8
               Third Quarter.........................................    27    16 1/2
               Fourth Quarter........................................ 24 5/8      15

     On March 25, 1997 the last reported sale price of the Common Stock on the NYSE was $7 7/8.

     The Company currently intends to retain its earnings for use in the business and does not anticipate declaring and paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. The Company is generally prohibited (subject to certain limited exceptions) by the terms of its Credit Agreement, dated April 29, 1995, as amended through September 30, 1996 (the "Credit Agreement") from paying dividends, and it may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of dividends. As a holding company, the ability of the Company to pay dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Although the payment of dividends and other distributions by the Company's subsidiaries is prohibited by the Credit Agreement, the Company has amended the Credit Agreement to permit the payment of regularly scheduled distributions on the 6% Convertible Trust Originated Preferred Securities (the "Preferred Securities") so long as there is no event of default under the Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL INFORMATION.

                                                      PREDECESSOR COMPANIES
                                                          (COMBINED)(1)                           THE COMPANY
                                                ----------------------------------               (CONSOLIDATED)
                                                                                     --------------------------------------
                                                    YEAR ENDED        EIGHT MONTHS   FOUR MONTHS          YEAR ENDED
                                                   DECEMBER 31,          ENDED          ENDED            DECEMBER 31,
                                                -------------------    AUGUST 25,    DECEMBER 31,   -----------------------
                                                  1992       1993         1994         1994(2)         1995         1996
                                                --------   --------   ------------   ------------   ----------   ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net revenues................................... $145,040   $173,561     $ 93,969      $  102,038    $  462,122   $  480,360
Cost of goods sold.............................  119,195    146,620       81,143          75,246       323,638      297,964
                                                --------   --------     --------        --------      --------     --------
Gross profit...................................   25,845     26,941       12,826          26,792       138,484      182,396
Selling, general and administrative expenses...   19,686     23,323       12,318          20,079       100,391      118,589
Start-up costs of new licensing and sourcing
  operations...................................                                                                       1,133
                                                --------   --------     --------        --------      --------     --------
Operating income...............................    6,159      3,618          508           6,713        38,093       62,674
Interest expense, net..........................    1,339      1,808        1,142           2,557        16,160       10,866
Amortization of licensing rights payable.......                                                                         877
                                                --------   --------     --------        --------      --------     --------
Income (loss) before income taxes and
  extraordinary item...........................    4,820      1,810         (634)          4,156        21,933       50,931
Provision (benefit) for income taxes...........    1,189       (331)        (399)          2,239        10,870       23,429
                                                --------   --------     --------        --------      --------     --------
Income (loss) before extraordinary item........    3,631      2,141         (235)          1,917        11,063       27,502
Extraordinary loss on debt extinguishment, net
  of tax benefit of $1,847.....................                                                                       2,256
                                                --------   --------     --------        --------      --------     --------
Net income (loss).............................. $  3,631   $  2,141     $   (235)     $    1,917    $   11,063   $   25,246
                                                ========   ========     ========        ========      ========     ========

Per share data:
Income per share before extraordinary item.....                                       $     0.08    $     0.46   $     0.93
                                                                                        ========      ========     ========
Net income per share...........................                                       $     0.08    $     0.46   $     0.85
                                                                                        ========      ========     ========
Weighted average shares outstanding............                                       24,233,868    24,233,868   29,585,061
                                                                                        ========      ========     ========

                                                AS OF DECEMBER 31,
                                                                         AS OF                 AS OF DECEMBER 31,
                                                -------------------    AUGUST 25,    --------------------------------------
                                                  1992       1993         1994           1994          1995         1996
                                                --------   --------   ------------   ------------   ----------   ----------
                                                                          (DOLLARS IN THOUSANDS)
Balance Sheet Data:
Working capital................................ $  8,907   $  9,248     $  6,639      $   27,070    $   31,671   $  219,365
Total assets...................................   20,942     28,740       22,765         114,833       250,814      406,959
Current debt...................................      329      5,271        2,400           7,528       102,016       51,454
Long-term debt, less current portion...........                                           52,255        50,403
Licensing rights payable.......................                                                                      48,614
Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of Designer
  Finance Trust Holding Solely Convertible
  Debentures...................................                                                                     120,000
Stockholders' equity...........................   10,460     10,437        7,896          23,006        32,482      185,922

---------------

(1) The Predecessor Companies consisted of five separate entities commonly controlled and managed by Mr. Arnold H. Simon, the President and Chief Executive Officer of the Company, and Mr. Stephen Huang, a former business associate of Mr. Simon. See note 1 to the audited combined financial statements of the Predecessor Companies included elsewhere in this Form 10-K.

(2) Amounts include the results of operations from the sale of Calvin Klein Jeans Label products beginning August 4, 1994, the date the Company obtained the CKJ License.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors and a softening of retailer or consumer acceptance of the Company's products.

  GENERAL

     The results of operations for the year ended December 31, 1996 reflect net revenues generated and expenses incurred from the sale of Calvin Klein Jeans Label products, net revenues generated and expenses incurred from the operation of Outlet Stores, Inc. (d/b/a Calvin Klein Outlet Stores) effective November 5, 1996 (see below), as well as royalty income earned and certain contractual expenses incurred related to sales of (a) Rio label and Bill Blass label products, which the Company licensed effective January 1, 1996 to Commerce Clothing Company, L.L.C. ("Commerce Clothing"), (b) Calvin Klein Jeans Label childrens apparel, within the United States, for which the Company entered into a sub-licensing agreement effective January 1, 1996 with Commerce Clothing and
(c) certain other licensing agreements.

     On November 5, 1996, the Company acquired 14 of the 15 Calvin Klein outlet stores (the "CK Outlets") in the United States, as well as rights to open additional CK Outlets in the United States, Canada and Mexico. Under the terms of the agreement, the Company assumed the existing leases of the CK Outlets and purchased existing inventory for approximately $5.5 million and certain fixed assets for approximately $.5 million. In connection with the acquisition, the Company obtained licensing rights (the "Outlet License") to sell Calvin Klein products in the CK Outlets including jeanswear, khakis, underwear, bridgewear, collection, fragrance, hosiery, accessories, home collection and other products sold under the CK/Calvin Klein and Calvin Klein labels. These licensing rights are either exclusive or non-exclusive, as defined in the Outlet License.

     On March 19, 1997, the Company announced that, as part of a continual evaluation of its business, it had made a strategic decision to tighten the Company's product distribution in order to reinforce the exclusivity of the Calvin Klein Jeanswear brand and to position its business for increased long-term profitability. Although the Company expects these actions to increase sales through the department store channel and enhance the gross margin in 1997, total sales for the 1997 year will be below levels previously anticipated. The Company expects this shift in distribution strategy to increase profitability over the long term by generating a greater proportion of higher margin sales, reducing inventory requirements and increasing inventory turns, and strengthening demand for its products at department stores.

     The following table sets forth the net revenues from the sale of the Company's Calvin Klein Jeans Label products by division and the income received pursuant to the sublicense of the Calvin Klein Jeans Label products in Canada and the sublicense of such childrens apparel in the United States for each of the years ended December 31, 1994, 1995 and 1996:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                              1994(1)           1995             1996
                                              -------         --------         --------
                                                                         (IN THOUSANDS)
        Mens................................  $30,106         $149,626         $193,146
        Juniors.............................   11,745          111,374          165,552
        Womens (2)..........................   16,845           82,291          106,612
        Childrens (3).......................       --           17,311            1,398
        Royalty income......................       --              791            4,692
                                              -------         --------         --------
                                              $58,696         $361,393         $471,400
                                              =======         ========         ========

---------------

(1) Reflects sales beginning August 4, 1994, the date the Company obtained the CKJ License.

(2) Includes petites.

(3) As of January 1, 1996, the Company entered into an agreement pursuant to which Commerce Clothing produces, markets and distributes Calvin Klein Jeans Label childrens apparel in the United States. 1996 net sales include residual sales of remaining inventory.

  RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, statement of operations data as a percentage of net revenues:

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                1994      1995      1996
                                                                -----     -----     -----
      Net revenues............................................  100.0%    100.0%    100.0%
      Cost of goods sold......................................   79.8      70.0      62.0
                                                                -----     -----     -----
      Gross profit............................................   20.2      30.0      38.0
      Selling, general and administrative expenses............   16.5      21.7      24.7
      Start-up costs..........................................     --        --        .2
                                                                -----     -----     -----
      Operating income........................................    3.7       8.3      13.1
                                                                =====     =====     =====

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net revenues. Net revenues for the year ended December 31, 1996 were $480.4 million, an increase of $18.2 million or 3.9% over 1995 net revenues of $462.1 million. Net revenues in 1996 included $442.4 million of net sales from Calvin Klein Jeans and CK/Calvin Klein Jeans products, and $24.3 million of net sales from CK/Calvin Klein Khakis products (collectively "Calvin Klein Jeans Labels"), totaling $466.7 million. This represents an increase of $106.1 million or 29.4 % over 1995 net sales of Calvin Klein Jeans and CK/Calvin Klein Jeans Label products of $360.6 million. This increase in net sales is primarily attributable to an increase in the volume of products sold to a larger number of department and specialty retail stores, and the March 1996 introduction of the CK/Calvin Klein Khakis Label products. This increased net sales volume was experienced in all the major lines in which the Calvin Klein Jeans Label products are sold. The installation of 150 shop-in-shops dedicated to Calvin Klein Jeans Label products in the stores of the Company's department store customers partially contributed to increased sales volume, as this concept enables the Company to display more merchandise per square foot than conventional displays allow.

     Royalty income earned during the year ended December 31, 1996 was $6.9 million, compared to $0.8 million earned during the year ended December 31, 1995. 1996 royalty income is comprised of $4.7 million earned from the sale of Calvin Klein Jeans Label products sublicensed to third parties, and $2.2 million earned primarily from the sale of Rio and Bill Blass label products sublicensed to third parties. Net revenues from the sale of the Rio and Bill Blass label products during 1995 were $100.7 million.

     1996 net revenues also include approximately $6.2 million generated from the operations of the CK Outlets, acquired as of November 5, 1996.

     Gross profit. Gross profit was $182.4 million for the year ended December 31, 1996, an increase of $43.9 million compared to the 1995 gross profit of $138.5 million. The gross profit percentage was 38.0% for 1996, an increase compared to 30.0% for 1995. The gross profit percentage achieved from the sale of Calvin Klein Jeans Label products and related royalty income for 1996 was 37.7%, an improvement from 36.3% for 1995, reflecting overall operating efficiencies achieved through better sourcing of product, more efficient distribution of product and more timely delivery to retailers, as well as strong 1996 sales of higher margin fashion products.

     The overall gross profit percentage was further improved due to the absence in 1996 of the lower gross profit margin generated by the sales of Rio and Bill Blass Label products, which products were licensed and sublicensed, respectively, effective January 1, 1996. The sale of Rio and Bill Blass Label products during 1995 generated gross profit percentages of approximately 7.2%.

     Gross profit generated from the operation of the CK Outlet Stores was 36.1% of net revenues recorded from November 5, 1996 through December 31, 1996.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $118.6 million, or 24.7% of net revenues for the year ended December 31, 1996, an increase of $18.2 million from $100.4 million or 21.7% of 1995 net revenues. SG&A expenses related to the sale of Calvin Klein

Jeans Label products were $113.4 million, or 24.1% of net revenues for the year ended December 31, 1996, an increase compared to $84.5 million, or 23.4% of 1995 net revenues. The higher levels of SG&A expenses were primarily related to increased sales volume of Calvin Klein Jeans Label products and continued increased costs incurred to support the higher sales levels and anticipated future growth. Additionally, SG&A expenses incurred in connection with the operation of the CK Outlets were 33.4% of net revenues generated by that business from November 5, 1996, the effective date of the Outlet License, through December 31, 1996. It is expected that in the foreseeable future, SG&A expenses relating to the CK Outlets will remain at levels comparable to those incurred during 1996, as the Company incurs costs of opening additional CK Outlets.

     Although the Company licensed the Rio label and sublicensed the Bill Blass labels effective January 1, 1996, it still had retained responsibility for the sales function and incurred related costs. Therefore, the percentage of SG&A costs to net revenues was higher than in 1995, as the Rio and Bill Blass revenues now only consist of royalty income. In March 1997, the agreement was amended to relieve the Company from its responsibility to provide the sales function and pay the related costs.

     During the fourth quarter of 1996, the Company incurred approximately $0.9 million of start-up costs related to the license agreement with Donna Karan International. On March 5, 1997, the license agreement was terminated, and all expenses incurred in connection with the start-up of this business were reimbursed by Donna Karan International. The Company also incurred approximately $0.2 million related to the start-up of an international sourcing operation in Hong Kong which will be used to support the Calvin Klein Jeans Label.

     Interest expense. Interest expense in 1996, exclusive of the imputed interest related to the licensing rights payable under the terminated license agreement with Donna Karan International, was $10.9 million, as compared to $16.2 million incurred in 1995. During 1996, the Company had lower average outstanding indebtedness as compared to 1995, as the net proceeds from the IPO were used to reduce amounts outstanding under the revolving credit and term loans and to repay, in full, all obligations under the subordinated loan. Additionally, the net proceeds from the offering of Preferred Securities, as defined below, were used to repay, in full, all borrowings outstanding under the revolving credit facility. This interest savings was partially offset by distributions during the fourth quarter 1996 on the Preferred Securities of approximately $1.1 million, which is included in interest expense.

     In the fourth quarter of 1996, the Company recorded imputed interest expense of $0.9 million related to the non-interest bearing licensing rights payable pursuant to the license agreement with Donna Karan International. This license agreement was terminated during the first quarter of 1997 and, therefore, this imputed interest will be reversed during the first quarter of 1997.

     Provision for income taxes. The provision for income taxes was $23.4 million and $10.9 million for 1996 and 1995, respectively. Although the provision for income taxes increased from 1995 to 1996 primarily due to higher pre-tax profit, the effective tax rate decreased to 46% in 1996 from 49.6% in 1995, principally due to lower effective state tax rates.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net revenues. Net revenues for the year ended December 31, 1995 were $462.1 million, which represented an increase of $266.1 million or 135.8% over 1994 net revenues of $196.0 million. Net revenues in 1995 included $361.4 million from the sale of Calvin Klein Jeans Label products, an increase of $302.7 million over net revenues for the period from August 4, 1994 (the date the Company obtained the CKJ License) to December 31, 1994. The growth in revenues of the Calvin Klein Jeans Label products during 1995 was principally attributable to an increase in the volume of products sold to a larger number of department stores and specialty retail stores. This increased distribution was in large part due to the fact that the Company broadened its target market by re-engineering the garments to provide greater appeal to a greater number of potential consumers, lowered the price of its designer-quality products to "better" from "designer" price points, targeted juniors, petites and childrens lines with a specific marketing strategy and product offering and enlarged the core of basic styles for each line. The elements of the Company's strategy that contributed to the increase in volume were implemented when the Company obtained the CKJ License in August 1994. Also included in 1995 revenues is net royalty income of $0.8 million from the sale of Calvin Klein Jeans Label products by a distributor in Canada. There was no such royalty income in 1994. In 1995, the net revenues from the sale of Bill Blass and Rio products were $100.7 million, a decline of $36.6 million or 26.7% from 1994 net revenues of $137.3 million. This was due to continuing increased competition at the moderate price points and a continuing shift by retailers toward private label products. In addition, in 1995, management further increased its focus on sales of the Calvin Klein Jeans Label products.

     Gross profit. Gross profit was $138.5 million for 1995, an increase of $98.9 million from 1994 gross profit of $39.6 million. The gross profit percentage was 30.0 % in 1995, an increase from 20.2% in 1994. The gross profit percentage on the sale of the Calvin Klein Jeans Label products and related royalty income for 1995 was 36.3%, an increase from 30.3% for 1994, reflecting lower cost sourcing of such products, a shift in product mix toward more basic products versus fashion products and a reduction of the quantity of products sold at off-price. The gross profit for the Bill Blass and Rio products for 1995 was 7.2%, a decrease from 15.9% in 1994. The decline in the gross profit on the sale of Bill Blass and Rio products was due to increased competition combined with pricing pressure from retailers and the sale of remaining inventory at a loss of approximately $4.4 million in 1995.

     Selling, general and administrative expenses. SG&A expenses were $100.4 million or 21.7% of net revenues in 1995, an increase of $68.0 million from $32.4 million or 16.5% of net revenues in 1994. The overall increase in SG&A expense levels was primarily a result of the higher level of advertising, design and royalty expenses incurred in connection with the CKJ License, combined with a higher volume of sales over 1994. The increase in SG&A expenses also reflects the growth in the Company's management and the expense associated with building the infrastructure necessary to support the sales growth the Company experienced during 1995. Although the Company licensed the Rio label and sublicensed the Bill Blass labels as of January 1, 1996, it retained responsibility for the sales function and incurred related costs.

     Interest expense. Interest expense in 1995 was $16.2 million as compared to $3.7 million in 1994. The increase in the level of interest expense incurred was the result of the full year of interest charges on loans incurred in connection with the leveraged buyout of the Predecessor Companies by Rio Sportswear and obtaining the CKJ License and acquiring related assets from CKI in August 1994, an increase in the working capital necessary to support the higher level of sales, and the incurrence of a Subordinated Loan that bore an effective interest rate of 20%.

     Provision for income taxes. The provision for income taxes was $10.9 million and $1.8 million for 1995 and 1994, respectively. The increase in the provision for income taxes in 1995 was primarily attributable to increased earnings. The Company's effective tax rate decreased to 49.6% in 1995 from 52.2% in 1994, principally due to lower state tax rates.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's future business growth will be accomplished through continued investments in working capital (primarily receivables and inventory), capital expenditures, costs related to continued upgrading of distribution and management information systems and costs related to the shop-in-shop programs. In addition, the Company will require funds for the opening of additional CK Outlets.

     On May 15, 1996, the Company closed an initial public offering of 13,800,000 shares of its common stock for $18.00 per share. Of the total shares offered, the Company sold 6,650,000 shares and New Rio L.L.C. sold 7,150,000 shares. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $108.1 million. Net proceeds to the Company increased liquidity by reducing indebtedness, including approximately $37.0 million to retire a subordinated loan and a reduction in the revolving credit and term loans of approximately $71.1 million.

     On November 6, 1996, the Company closed an offering of 2,400,000 6% Preferred Securities having a liquidation amount of $50 per preferred security (the "Preferred Securities"), through its wholly-owned subsidiary, Designer Finance Trust (the "Trust"). Net proceeds to the Company, after underwriting discounts and expenses, were approximately $115.4 million. These net proceeds were invested by the Trust in the Company's 6% Convertible Debentures and were used by the Company (a) to repay, in full, the Term Loan of

$12.5 million, (b) to repay in full borrowings under the Revolving Credit Facility of $69.9 million and (c) for working capital and other general corporate purposes, including the acquisition of the CK Outlets. The Company currently intends to make payments due on the Preferred Securities, which are payable quarterly in arrears on March 31, June 30, September 30 and December 31, although the Company has the option to defer such interest payments from time to time.

     On April 28, 1995, the Company refinanced its outstanding credit obligations with borrowings under a new $140 million Credit Agreement. The Credit Agreement consisted of a revolving credit facility of $115 million and a term loan of $25 million. Borrowings under the revolving credit facility, including the opening of letters of credit, are limited in the aggregate to specified percentages of eligible factored receivables and inventory (as defined in the Credit Agreement). The portion of the Revolving Credit Facility available for the opening of letters of credit is limited to $45 million. The amount of the revolving credit facility was increased during 1995 and 1996, up to $150 million on March 29, 1996. The revolving credit facility bears interest at the Prime Rate plus 1.25% or LIBOR plus 2.75%. At December 31, 1996, the Company had no amounts outstanding under the credit agreement, except for $14.7 million for open letters of credit. Amounts outstanding under the Credit Agreement are collateralized by substantially all the assets of the Company. The Credit Agreement contains restrictive covenants that, among other things, restrict the payment of dividends, stock repurchases, additional indebtedness, leases, capital expenditures, investments and a sale of assets or merger of the company with another entity. The covenants also require the Company to meet certain financial ratios and maintain minimum levels of net worth.

     The Company entered into a factoring agreement dated August 24, 1994, with CIT, the agent under the Credit Agreement. Pursuant to the terms of the agreement, CIT purchases the Company's eligible accounts receivables and assumes the credit risk only on those accounts for which it has given prior credit approval in writing. The Company is also a party to an intercreditor agreement under which the factor, as agent, is obligated to apply all monies, otherwise due to the Company, against amounts outstanding under the Credit Agreement. However, since there are currently no amounts outstanding under the Credit Agreement (with the exception of open letters of credit) all monies collected by CIT against eligible accounts receivable are being remitted directly to the Company. In the past, the Company had borrowed its daily cash requirements under the revolving credit facility and therefore showed no cash balance as of December 31, 1995. However, due to the offering of the Preferred Securities, the Company has cash of $41.4 million remaining on its balance sheet as of December 31, 1996.

     The Company currently finances its operations primarily through cash flows generated from operations and, prior to the November 6, 1996 offering of Preferred Securities, from daily borrowings under the Revolving Credit Facility. For the years ended December 31, 1996, 1995 and 1994, the Company used $14.3 million, $83.1 million and $14.8 million, respectively, in operating activities. The higher use of cash during the 1995 period was primarily driven by the buildup of inventory and receivables, as the Company began to realize its growth strategy and objectives. The 1996 period reflected more of a seasonal sales pattern. Operating activities for the 1996 period included approximately $3.6 million of net costs incurred in connection with the Calvin Klein Jeans Label shop-in-shop program.

     Net cash used in investing activities during the years ended December 31, 1996, 1995 and 1994 was $16.7 million, $2.8 million and $36.8 million, respectively. The increase in investing activities experienced during 1996 consisted of capital expenditures necessary to upgrade the distribution and management information systems, the acquisition of the CK Outlets and the initial payment for obtaining the DKNY Jeans License. This initial payment was refunded in March 1997 due to the termination of the license agreement effective March 5, 1997.

     Net cash provided by financing activities during the years ended December 31, 1996, 1995 and 1994 was $72.4 million, $84.5 million and $51.9 million, respectively. The 1995 period reflected the proceeds of the term loan and the subordinated debt which was used to repay then outstanding debt, as well as increased borrowings under the revolving credit agreement. The 1996 period reflected both the net proceeds from the IPO and from the sale of Preferred Securities, the related costs of these two transactions, and the application of the net proceeds therefrom to satisfy, in full, all obligations under the subordinated debt and to repay, in full, all borrowings outstanding under the Credit Agreement.

     The Company believes that its sources of financing, including the proceeds from the offering of Preferred Securities and the borrowings available under the Revolving Credit Facility, are adequate to fund its current level of operations and its expected growth through 1998. The Company currently estimates that it will open an additional 200 -250 Calvin Klein Jeans Label shop-in-shops during 1997 at an estimated net cost of approximately $7.0 million. In addition, the Company expects to incur capital expenditures for opening additional CK Outlet stores of approximately $3 million per year. These expenses will be funded from cash flows generated from operations or from borrowings under the Credit Agreement.

SEASONALITY

     The following table sets forth for the last eight quarters the net revenues from the sale of the Company's Calvin Klein Jeans Label products by line and the income received pursuant to the sublicense agreements with respect to the sale of Calvin Klein Jeans Label products in Canada and childrens apparel in the United States:

                                                      1995                                            1996
                                  ---------------------------------------------   --------------------------------------------
                                    FIRST      SECOND       THIRD      FOURTH       FIRST      SECOND      THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER    QUARTER     QUARTER
                                  ---------   ---------   ---------   ---------   ---------   ---------   --------   ---------
Mens............................   $29,951     $31,215     $30,774    $ 57,686    $ 45,711    $ 44,575    $ 49,061     $53,799
Juniors.........................    10,861      23,163      32,552      44,798      41,136      36,600      51,345      36,471
Womens (1)......................    15,075      10,999      23,254      32,963      26,510      21,755      33,313      25,034
Childrens.......................        --         100       7,695       9,516         248         366         779           5
Royalty income..................        --          --         459         332         564         830       1,574       1,724
                                   $55,887     $65,477     $94,734    $145,295    $114,169    $104,126    $136,072    $117,033

---------------

(1) Includes petites

     The Company's business is affected by general seasonal trends that are characteristic of the apparel industry. In the Company's segment of the apparel industry, sales typically are higher in the first and third quarters and lower in the second and fourth quarters. Primarily as a result of the significant growth that the Company has experienced, 1995 quarterly sales trends did not reflect this seasonality. In addition, the difficulties in distribution experienced by the Company during the second and third quarters of 1995 caused fourth quarter sales to be materially higher than anticipated, as products scheduled to be shipped were delayed. Therefore, 1996 fourth quarter sales were lower than 1995 fourth quarter sales. In order to remedy the 1995 shipping difficulties, the Company expanded its distribution facilities and implemented upgraded management information systems. No assurance can be given, however, that such facilities and systems will continue to function as expected. Beginning in 1996, the Company has experienced expected apparel industry seasonality.

  INFLATION

     The Company does not believe that inflation has had a significant effect on its net revenues or its profitability. The Company believes that it will be able to offset any such future effects by increasing prices or by instituting improvements in efficiency.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement, however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.

ITEM 8.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Designer Holdings Ltd:

     We have audited the consolidated balance sheets of Designer Holdings Ltd. (the "Company") as of December 31, 1996 and 1995, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the four months ended December 31, 1994, and the combined statements of operations, changes in stockholders' equity and cash flows of the Predecessor Companies for the eight months ended August 25, 1994. These financial statements are the responsibility of the Company's and the Predecessor Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Designer Holdings Ltd. as of December 31, 1996 and 1995, the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the four months ended December 31, 1994, and the combined results of operations and cash flows of the Predecessor Companies for the eight months ended August 25, 1994, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
March 12, 1997

                             DESIGNER HOLDINGS LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1995           1996
                                                                       --------       --------
                                                                        (IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)
                                            ASSETS
Current assets:
     Cash and cash equivalents......................................                  $ 41,395
     Receivables, net...............................................   $118,400        109,407
     Inventory......................................................     69,510         97,013
     Deferred tax assets............................................      8,065         11,998
     Prepaid income taxes...........................................                     2,137
     Prepaid expenses and other current assets......................      3,625          8,869
                                                                       --------       --------
          Total current assets......................................    199,600        270,819
Property, plant and equipment, net..................................      4,953         11,574
Prepaid royalties, net..............................................      6,084          4,588
Intangible assets, net..............................................     34,880        108,314
Deferred financing costs, net.......................................      3,946          6,744
Deferred tax assets.................................................        795
Other assets........................................................        556          4,920
                                                                       --------       --------
          Total assets..............................................   $250,814       $406,959
                                                                       ========       ========

                             LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt..............................   $  5,000
     Revolving credit loans.........................................     97,016
     Accounts payable...............................................     24,857       $ 27,447
     Accrued expenses...............................................     30,090         24,007
     Income taxes payable...........................................     10,966
                                                                       --------       --------
          Total current liabilities.................................    167,929         51,454
Long-term debt, less current portion................................     50,403
Licensing rights payable............................................                    48,614
Deferred tax liabilities............................................                       969
Company-Obligated Mandatorily Redeemable Convertible Preferred
  Securities of Designer Finance Trust Holding Solely Convertible
  Debentures........................................................                   120,000
Commitments and contingencies
Stockholder's equity:
     Common stock, par value $.01 per share; authorized 75,000,000 shares; issued and outstanding 32,159,334 and 24,233,868
      shares pursuant to the stock split in April 1996..............        242            321
     Paid-in capital................................................     20,121        148,236
     Retained earnings..............................................     12,119         37,365
                                                                       --------       --------
          Total stockholder's equity................................     32,482        185,922
                                                                       --------       --------
          Total liabilities and stockholder's equity................   $250,814       $406,959
                                                                       ========       ========

    The accompanying notes are an integral part of the financial statements.

                             DESIGNER HOLDINGS LTD.
                            STATEMENTS OF OPERATIONS

                                             Predecessor
                                              Companies
                                              (Combined)                    The Company
                                             ------------                  (Consolidated)
                                                             ------------------------------------------
                                             Eight Months    Four Months             Year Ended
                                                Ended           Ended               December 31,
                                              August 25,     December 31,    --------------------------
                                                 1994            1994           1995           1996
                                             ------------    ------------    -----------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues................................   $ 93,969       $  102,038      $  462,122     $  480,360
Cost of goods sold..........................     81,143           75,246         323,638        297,964
                                             ----------       ----------      ----------     ----------
     Gross profit...........................     12,826           26,792         138,484        182,396
Selling, general and administrative
  expenses..................................     12,318           20,079         100,391        118,589
Start-up costs of new licensing and sourcing
  operations................................                                                      1,133
                                             ----------       ----------      ----------     ----------
     Operating income.......................        508            6,713          38,093         62,674
Interest expense, net.......................      1,142            2,557          16,160         10,866
Amortization of licensing rights payable....                                                        877
                                             ----------       ----------      ----------     ----------
     Income(loss) before income taxes and
       extraordinary item...................       (634)           4,156          21,933         50,931
Provision (benefit) for income taxes........       (399)           2,239          10,870         23,429
                                             ----------       ----------      ----------     ----------
Income (loss) before extraordinary item.....       (235)           1,917          11,063         27,502
Extraordinary loss on debt extinguishment,
  net of tax benefit of $1,847..............                                                      2,256
                                             ----------       ----------      ----------     ----------
     Net income (loss)......................   $   (235)      $    1,917      $   11,063     $   25,246
                                             ==========       ==========      ==========     ==========
Income per share before extraordinary
  item......................................                  $      .08      $      .46     $      .93
                                                              ==========      ==========     ==========
Net income per share........................                  $      .08      $      .46     $      .85
                                                              ==========      ==========     ==========
Weighted average common shares
  outstanding...............................                  24,233,868      24,233,868     29,585,061
                                                              ==========      ==========     ==========

-

    The accompanying notes are an integral part of the financial statements.

                             DESIGNER HOLDINGS LTD.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                Common     Paid-In      Retained
                                                                Stock      Capital      Earnings
                                                                ------     --------     --------
                                                                         (IN THOUSANDS)
Predecessor Companies (Combined):
     Balance, January 1, 1994.................................. $1,611     $  4,215     $  4,611
     Distributions to stockholders.............................                  (8)      (2,298)
     Net loss..................................................                             (235)
                                                                ------     --------      -------
          Balance, August 25, 1994............................. 1,611         4,207        2,078
The Company (Consolidated):
     Distributions to stockholder..............................                              (16)
     Purchase of certain equity interests in predecessor
       companies...............................................              (1,457)      (2,923)
     Initial capitalization of Jeanswear Holdings Inc..........              20,002
     Net income................................................                            1,917
     Retroactive effect of issuance and exchange of common
       stock pursuant to reorganization, effective March 1995,
       and stock split, effective April 1996................... (1,369)       1,369
                                                                ------     --------      -------
          Balance, December 31, 1994...........................   242        24,121        1,056
     Purchase of remaining interests in predecessor
       companies...............................................              (4,000)
     Net income................................................                           11,063
                                                                ------     --------      -------
          Balance, December 31, 1995...........................   242        20,121       12,119
     Issuance of common stock..................................    79       139,824
     Stock issuance costs......................................             (11,709)
     Net income................................................                           25,246
                                                                ------     --------      -------
          Balance, December 31, 1996........................... $ 321      $148,236     $ 37,365
                                                                ======     ========      =======

    The accompanying notes are an integral part of the financial statements.

                             DESIGNER HOLDINGS LTD.

                            STATEMENTS OF CASH FLOWS

                                                                PREDECESSOR
                                                                 COMPANIES                     THE COMPANY
                                                                (COMBINED)                   (CONSOLIDATED)
                                                               -------------     ---------------------------------------
                                                               EIGHT MONTHS       FOUR MONTHS           YEAR ENDED
                                                                   ENDED             ENDED             DECEMBER 31,
                                                                AUGUST 25,       DECEMBER 31,      ---------------------
                                                                   1994              1994            1995         1996
                                                               -------------     -------------     --------     --------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
    Net income...............................................     $  (235)         $   1,917       $ 11,063     $ 25,246
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
        Depreciation.........................................          50                150            595        1,462
        Amortization.........................................           6              1,480          3,426        3,778
        Loss on disposal of fixed assets.....................                                           182
        Deferred interest accrued (paid).....................                                         1,653       (1,653)
        Deferred income taxes................................        (224)              (122)        (7,599)      (2,169)
        Write-off of deferred refinancing costs..............                                                      1,105
        Changes in assets and liabilities:
        Receivables..........................................      (1,115)           (22,639)       (91,272)       8,993
        Inventory............................................       6,752             (1,493)       (37,603)     (21,957)
        Prepaid income taxes.................................                                                     (2,137)
        Prepaid expenses and other current assets............        (103)               103           (611)      (5,244)
        Prepaid royalties....................................                         (9,500)         2,000        2,000
        Other assets.........................................         161               (702)           158       (4,364)
        Accounts payable.....................................          67             (4,886)         9,534        2,590
        Accrued expenses.....................................        (515)            15,481         15,163      (10,983)
        Income taxes payable.................................        (115)               673         10,175      (10,966)
                                                                  -------           --------       --------     --------
        Net cash provided by (used in) operating
          activities.........................................       4,729            (19,538)       (83,136)     (14,299)
                                                                  -------           --------       --------     --------
Cash flows from investing activities:
    Acquisition of DKNY Jeans license........................                                                     (6,000)
    Acquisition of Calvin Klein outlet stores................                                                     (4,019)
    Additions to property, plant and equipment...............         (21)               (84)        (2,757)      (6,711)
    Purchase of ownership interest of predecessor
      companies..............................................                        (24,000)
    Acquisition of license agreement and related assets......                        (10,314)
    Loan to related party....................................                         (2,350)
                                                                  -------           --------       --------     --------
            Net cash used in investing activities............         (21)           (36,748)        (2,757)     (16,730)
                                                                  -------           --------       --------     --------
Cash flows from financing activities:
    Proceeds from sale of common stock.......................                                                    119,700
    Proceeds from issuance of Preferred Securities...........                                                    120,000
    Payment of stock issuance costs..........................                                                    (11,709)
    Increase (decrease) in revolving credit loans............                                        97,016      (97,016)
    Proceeds from (repayment of) term loan...................                                        23,750      (23,750)
    Proceeds from (repayment of) senior subordinated notes...                                        30,000      (30,000)
    Payment of financing costs...............................                           (320)        (5,027)      (4,801)
    Capital contributions....................................                         20,002
    Proceeds from (payment of) notes payable to related
      party..................................................                         45,181        (45,181)
    Advance from (payments to) factor........................                          4,602         (4,602)
    Payments of note payable to factor.......................                        (10,000)       (10,000)
    Distributions to stockholders/partners...................      (2,306)               (16)        (1,495)
    Payments of notes payable................................      (2,871)            (2,400)
                                                                  -------           --------       --------     --------
        Net cash (used in) provided by financing
          activities.........................................      (5,177)            57,049         84,461       72,424
                                                                  -------           --------       --------     --------
    Net (decrease) increase in cash..........................        (469)               763         (1,432)      41,395
    Cash, beginning of period................................  1,138.....                669          1,432
                                                                  -------           --------       --------     --------
    Cash, end of period......................................  669$.......         $   1,432       $            $ 41,395
                                                                  =======           ========       ========     ========
    Supplemental disclosure of cash flow information:
    Cash paid for interest...................................  996$.......         $     445       $ 16,448     $ 10,741
                                                                  =======           ========       ========     ========
    Cash paid for income taxes...............................  253$.......         $   2,079       $  7,340     $ 24,777
                                                                  =======           ========       ========     ========
Supplemental schedule of noncash investing and financing
  activities:
Acquisition of license agreement and related assets and
  purchase of ownership interests in predecessor companies:
    Fair value of net assets acquired........................                      $  61,735
    Note payable issued to seller............................                        (20,000)
    Other liabilities created or assumed.....................                         (7,421)
                                                                                    --------
    Cash paid................................................                      $  34,314
                                                                                    ========
Acquisition of the Calvin Klein Outlet Stores:
    Fair value of assets acquired............................                                                   $  6,081
    Liability to seller......................................                                                     (2,062)
                                                                                                                --------
    Cash paid................................................                                                   $  4,019
                                                                                                                ========
                                                                             -

    The accompanying notes are an integral part of the financial statements.

                             DESIGNER HOLDINGS LTD.

                         NOTES TO FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Designer Holdings Ltd. (the "Company") was incorporated on March 27, 1995 for the purpose of consolidating the ownership interests of Rio Sportswear, Inc. ("Rio Sportswear") and Jeanswear Holdings, Inc. ("Jeanswear"), the holding company for Calvin Klein Jeanswear Company.

     The consolidated financial statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995 and the four months ended December 31, 1994 include the accounts of the Company and its subsidiaries, Rio Sportswear, Jeanswear, CKJC, Broadway Jeanswear Company, Inc. (d/b/a DKNY Jeans), Outlet Stores, Inc. (the "CK Outlets"), and Designer Finance Trust (the "Trust") and their respective subsidiaries. The combined statements of operations, stockholders' equity and cash flows for the eight months ended August 25, 1994 include the accounts of five separate entities commonly controlled and managed by Arnold H. Simon, President and Chief Executive Officer of the Company and Stephen Huang (collectively, the "Predecessor Companies"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company is principally engaged in developing, sourcing, producing and marketing designer sportswear for men, women (including petites) and juniors under the Calvin Klein Jeans Labels pursuant to a license agreement (the "CKJ License") with Calvin Klein, Inc. ("CKI"). Effective November 5, 1996, the Company also operates the CK Outlets located in the United States pursuant to a license agreement (the "Outlet License") with CKI. The Company primarily sells its merchandise to a broad range of department stores and specialty retailers located throughout the United States.

 2.  INITIAL PUBLIC OFFERING AND STOCK SPLIT

     On May 9, 1996, the Company consummated an initial public offering of 13,800,000 shares of its common stock for $18.00 per share. Of the total shares offered, the Company sold 6,650,000 shares and its principal stockholder, New Rio LLC ("New Rio"), sold 7,150,000 shares. Net proceeds to the Company, after underwriting discounts and expenses, were approximately $108,100. Net proceeds to the Company were used primarily to reduce indebtedness, including approximately $37,000 to retire a subordinated loan, approximately $3,000 relating to a prepayment penalty, and $71,100 to reduce indebtedness under the credit agreement. The prepayment penalty and the write-off of deferred financing costs associated with the subordinated loan, which aggregated approximately $2,256, net of applicable tax effects, was reported as an extraordinary loss in the second quarter of 1996.

     In contemplation of the initial public offering of the Company's common stock, on April 22, 1996, the Company increased the number of shares of authorized common stock to 75,000,000 shares, par value $.01 per share, and effected a 24,234-for-one stock split of its common stock. All share and per share amounts included in the accompanying consolidated financial statements of the Company have been restated to reflect the foregoing.

 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Revenue from the sale of merchandise is recognized at the date of shipment to the customer. Allowances for estimated returns, discounts and credits are provided when a sale is recorded.

     The Company has entered into various licensing and sublicensing agreements. The Company earns royalty fees under these agreements which are recognized on the basis of net sales generated by the licensees of such agreements.

                             DESIGNER HOLDINGS LTD.

  Cash and Cash Equivalents

     The Company considers all highly liquid temporary investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996, cash equivalents consisted of commercial paper with a maturity date of less than three months. These investments are stated at cost, which approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

  Inventory

     Inventory is stated at the lower of cost or market. Cost is determined by the average cost method.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property, plant and equipment is computed by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any resulting gain or loss is included in the statement of operations.

  Intangible Assets

     Goodwill is amortized on a straight-line basis over fifteen years. Licensing rights resulting from obtaining the CKJ License are amortized on a straight-line basis over forty years, the revised initial term of the CKJ License. The non-compete agreements entered into in connection with obtaining the CKJ License are effective over the revised term of the CKJ License, including renewals, and the related costs of the agreements are being amortized on a straight-line basis over forty years.

     The Company periodically evaluates the recoverability of its intangible assets and measures the amount of impairment, if any, by assessing current and future levels of undiscounted income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

  Deferred Financing Costs

     Deferred financing costs related to the Company's debt refinancing and the sale of Preferred Securities, as defined in Note 13, are amortized using the interest method over the terms of the underlying indebtedness. These costs are stated net of accumulated amortization of $1,722 and $1,006 at December 31, 1996 and 1995, respectively.

  Income Taxes

     The Company records deferred tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

  Advertising Expense

     Advertising is expensed generally as it is incurred.

                             DESIGNER HOLDINGS LTD.

  Stock Options

     The Company uses the intrinsic value based method, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to account for the granting of stock options to employees. This method generally does not result in compensation cost.

  Earnings per share

     Primary earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. On a fully diluted basis, net earnings and shares outstanding are adjusted to assume the conversion of the Preferred Securities, as defined in note 13, issued in 1996. Fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities are immaterial.

  Management Estimates

     The financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to allowances for sales returns, discounts, credits and doubtful accounts, and the amortization of intangible assets. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share ("SFAS 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement, however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.

4.  REORGANIZATION AND ACQUISITION

     The contribution of Rio Sportswear and Jeanswear to the Company upon its formation has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests effective August 26, 1994.

     As of December 31, 1996, a majority of the Company's outstanding common stock was owned by New Rio, whose controlling equityholders are Mr. Simon and Charterhouse Equity Partners II, L.P. ("Charterhouse"). In July and August 1994, New Rio and its wholly-owned subsidiary, Rio Sportswear, were formed for the purpose of combining the business activities of the Predecessor Companies which were jointly engaged in the designing, sourcing, marketing and distribution of jeans and jeans-related products under the Rio, Bill Blass and certain private label trade names.

     On August 4, 1994, Mr. Simon contributed a portion of his interests in the Predecessor Companies to Rio Sportswear in exchange for a $20,000 preferential equity interest in New Rio. Mr. Simon also granted an option to Rio Sportswear, which was exercised in April 1995, to acquire his remaining residual interests in the Predecessor Companies for $4,000. The consideration exchanged comprised cash of $1,345 and the cancellation of notes receivable from Mr. Simon amounting to $2,655. The transaction was accounted for as a redemption of equity securities.

                             DESIGNER HOLDINGS LTD.

     On August 25, 1994, CEP II loaned $24,849 to Rio Sportswear. The proceeds of this loan were used to fund the purchase of the interests of Mr. Huang in the Predecessor Companies for $24,000, excluding costs of the acquisition. This transaction resulted in a change in control of the Predecessor Companies.

     The contribution of Mr. Simon's interests in the Predecessor Companies and the acquisition of Mr. Huang's interests have been accounted for in accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 88-16, "Basis in Leveraged Buyout Transactions" ("EITF 88-16"). Under the provisions of EITF 88-16, the interests of Mr. Simon in the Predecessor Companies have been carried over to Rio Sportswear at their historical costs bases. The purchase of Mr. Huang's interests in the Predecessor Companies has been accounted for as a step acquisition, accordingly, the purchase price has been allocated to the assets and liabilities of the Predecessor Companies represented by Mr. Huang's interests based on their estimated fair values at August 25, 1994, resulting in the recognition of $21,283 in goodwill. The purchase price is subject to adjustment based on certain provisions in the purchase agreement. Such adjustments are not expected to have a material effect on the Company's financial statements.

     At the time Rio Sportswear acquired the Predecessor Companies, CEP II formed Jeanswear and its wholly-owned subsidiary, CKJC. On August 4, 1994, CKJC entered into the CKJ License with CKI and purchased certain other assets from Calvin Klein Sport, Inc. (CKS"), an affiliate of CKI (See Note 5).

     In connection with these acquisitions, Mr. Simon and CEP II entered into an operating agreement to jointly control and operate the businesses of these entities. Mr. Simon and CEP II also agreed to grant each other a right to require the contribution of Jeanswear by CEP II to New Rio in exchange for a $20,000 preferential equity interest in New Rio, pari passu with the existing $20,000 preferential equity interest acquired by Mr. Simon in connection with the transfer of his ownership interests in the Predecessor Companies to New Rio. This right was exercised by both parties effective March 1995. As a result, Jeanswear became a wholly-owned subsidiary of the Company.

 5.  CALVIN KLEIN LICENSES

     CKJ License

     On August 4, 1994, CKJC entered into the CKJ License with CKI whereby CKJC obtained the right to manufacture, market and distribute, among other things, jeans, shirts, shorts, skirts, jackets and overalls under the Calvin Klein Jeans labels. An amendment in February 1995 added khaki pants, skirts, shorts and related items (the "Khaki Collection"), and a second amendment added caps (on a non-exclusive, season-to-season basis) to the list of garments covered by the CKJ License. As part of the initial CKJ License, the Company advanced CKI $9,500 for future royalties payable under the CKJ License, acquired on-hand inventory, was required to acquire two manufacturing facilities, and entered into noncompete agreements with CKI and two of its principal officers.

     The total consideration for the transaction of $45,900, including costs of approximately $5,400, was allocated to the individual assets acquired, including identified intangibles, based upon their estimated fair values. These costs included $650 in investment advisory fees to a related party. The above transaction was financed with (i) $20,000 in capital contributions by CEP II;
(ii) certain proceeds from a $20,332 loan from CEP II; and (iii) the issuance of a $20,000 note payable to CKS which was subsequently assigned to a bank.

     The royalty advance of $9,500 represents a prepayment for which the Company will receive a $12,500 credit against future royalty payments in quarterly installments of $500. The difference between the advance and the credit of $3,000 is being amortized as a reduction of royalty expense in proportion to the utilization of the credit under the agreement.

                             DESIGNER HOLDINGS LTD.

     On April 22, 1996, the CKJ License was amended to provide for, among other things, (a) modification of the term of the CKJ License from a ten-year initial term with four ten-year renewal terms to a forty-year term with one ten-year renewal term, (b) modification of net sales thresholds, (c) extension of the term of the CKJ License for the Khaki Collection from ten years to forty years,
(d) granting of a non-exclusive right to sell caps for the term of the CKJ License, (e) expansion of the geographical territory for the Khaki Collection,
(f) addition of certain territories in Central and South America, and (g) liberalization of certain covenants. In addition, the minimum annual royalty fee payments of $4,500 in 1995 will increase over the term of the CKJ License to $22,000 for years 31 through 40.

     As consideration for such amendments, the Company issued 1,275,466 shares of non-voting common stock to CKI. Such shares are convertible at any time upon notice to the Company into an equal number of shares of voting common stock. CKI has agreed to hold such shares for at least 18 months subsequent to May 9, 1996, the effective date of the registration statement relating to the initial public offering of the Company's common stock, although the Company has granted CKI certain "piggy-back" registration rights that can be exercised at any time after the shares are converted into voting common stock. The value of the shares issued to CKI of $20,203 is recorded as intangible licensing rights and is being amortized over forty years, the adjusted term of the CKJ License.

  CK Outlet License

     On November 5, 1996, the Company acquired 14 of the 15 existing CK Outlets owned by CKI and located in the United States, and obtained the right to open additional outlets in the United States, Canada and Mexico. Under the terms of the agreement, the Company has assumed the existing leases of the CK Outlets and purchased existing inventory for approximately $5,500 and certain fixed assets for approximately $500. The Company has also acquired the exclusive and non-exclusive licensing rights to sell certain products in the Outlet Stores, including jeanswear, underwear, bridgewear, collection, fragrance, hosiery, accessories, home collection, and other products sold under the CK/Calvin Klein and Calvin Klein labels.

6. DKNY LICENSE

     On September 27, 1996, the Company entered into a 30-year licensing agreement with a subsidiary of Donna Karan International Inc. ("Donna Karan International") for the exclusive production, sale and distribution of mens, womens and, with certain exceptions, childrens jeanswear under the DKNY Jeans Label (the "DKNY Jeans Label"), for an aggregate purchase price of $60,000. Under the terms of the agreement (the "DKNY Jeans License"), the Company made an initial payment of $6,000 and agreed to make subsequent payments of $24,000 on June 1, 1997 and $10,000 on each of June 1, 1998, 1999 and 2000. Since the amounts payable carried no interest, the obligation was discounted by $6,263 to yield an effective interest rate of 7.35%. As a result, at December 31, 1996, the accompanying consolidated balance sheet includes intangible assets of $53,737 relating to the DKNY licensing rights and licensing rights payable of $48,614 million, net of unamortized discount of $5,386.

     On March 4, 1997, the DKNY Jeans License was terminated by mutual consent of the parties to the agreement. In connection with the termination, Donna Karan International returned to the Company the initial license payment of $6,000 and a prepaid royalty payment of $1,260. The Company also received $3,100 as reimbursement for costs and expenses incurred under the DKNY Jeans License, including overhead costs, samples purchased and all previously developed patterns, concepts, sales plans and other materials related to the DKNY Jeans Label. Additionally, Donna Karan International assumed all fabric commitments made by the Company in connection with the DKNY Jeans License and released the Company from all obligations for future payments and services under the agreement.

                             DESIGNER HOLDINGS LTD.

     As a result of the termination, the intangible licensing rights and licensing rights payable will be removed from the accounts in the first quarter of 1997, resulting in the reversal of the discount amortized in 1996 of $877.

7. RECEIVABLES AND FACTORING AGREEMENTS

     Receivables consist of the following:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                              1995           1996
                                                            --------     ------------
        Due from factor...................................  $100,692       $ 54,848
        Trade receivables.................................    21,220         66,301
        Other receivables.................................    10,484          8,677
                                                             -------        -------
                                                             132,396        129,826
        Less, allowances for sales returns, discounts,       (13,996)
          credits and doubtful accounts...................                  (20,419)
                                                             -------        -------
                                                            $118,400       $109,407
                                                             =======        =======

     The Company has a factoring agreement with a financial institution (the "Factor"), which requires the Company to sell all trade accounts receivable to the Factor except for export sales, which are sold to the Factor at the option of the Company. In addition, all related sales orders must be submitted to the Factor for credit approval prior to shipment. The Factor collects all cash remittances on receivables factored and assumes credit risk on all approved sales. Factored receivables are reflected on the balance sheet as receivables due from factor. The Company holds no collateral with respect to amounts due from the Factor. The Company is also a party to an intercreditor agreement under which the Factor, as agent, is obligated to apply all cash, otherwise due to the Company against borrowings under the Credit Agreement (the "Credit Agreement"). Subsequent to the sale of the Preferred Securities described in Note 13, the Company had no borrowings outstanding under the Credit Agreement and, therefore, all cash collected by the Factor against eligible accounts receivable is being remitted directly to the Company.

8. INVENTORY

     Inventory consists of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
          Raw materials..........................................  $ 1,536     $ 2,742
          Work-in-process........................................    4,091       2,616
          Finished goods.........................................   63,883      91,655
                                                                    ------      ------
                                                                   $69,510     $97,013
                                                                    ======      ======

     Finished goods inventory includes in-transit amounts of $7,377 and $8,838 at December 31, 1995 and 1996, respectively.

                             DESIGNER HOLDINGS LTD.

9. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1995       1996
                                                                    ------     -------
        Land......................................................  $   12     $    12
        Buildings.................................................   1,400       1,400
        Machinery and equipment...................................   1,481       3,485
        Computer equipment........................................   1,146       4,278
        Furniture, fixtures and office equipment..................   1,039       1,998
        Leasehold improvements....................................     806       2,794
                                                                    ------     -------
                                                                     5,884      13,967
        Less: Accumulated depreciation and amortization...........    (931)     (2,393)
                                                                    ------     -------
                                                                    $4,953     $11,574
                                                                    ======     =======

10. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                   1995         1996
                                                                  -------     --------
        Goodwill................................................  $21,283     $ 23,283
        Licensing rights........................................    9,736       83,676
        Non-compete agreements..................................    7,500        7,500
        Other...................................................      211          211
                                                                  -------     --------
                                                                   38,730      114,670
        Less: accumulated amortization..........................   (3,850)      (6,356)
                                                                  -------     --------
                                                                  $34,880     $108,314
                                                                  =======     ========

     In 1996, the Company amended the CKJ License and entered into the DKNY Jeans License, the cost of which increased licensing rights in 1996 by approximately $73,940 (See Notes 5 and 6).

11. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
        Accrued compensation.....................................  $ 5,995     $ 3,115
        Accrued royalties........................................   13,382      10,128
        Other....................................................   10,713      10,764
                                                                   -------     -------
                                                                   $30,090     $24,007
                                                                   =======     =======

                             DESIGNER HOLDINGS LTD.

12. CREDIT AGREEMENTS

     The credit agreements consist of a senior credit facility and a subordinated loan. The senior credit facility, as amended, involves several lenders and consists of (i) a revolving credit facility which provides for the issuance of loans and letters of credit up to $150,000, limited, in the aggregate, to specified percentages of eligible factored receivables and inventory, as defined, and, with respect to open letters of credit, limited to $45,000; and (ii) a term loan of $25,000. The term loan was repaid in full on November 6, 1996 with a portion of the net proceeds from the sale of the Preferred Securities. This facility may be terminated by the Company or the lenders on April 28, 2000 or each anniversary thereafter.

     At December 31, 1996, there were no borrowings outstanding under the Credit Agreement and open letters of credit amounted to $14,744.

     At December 31, 1995, the following amounts represented borrowings outstanding under the credit agreements:

                                                                        DECEMBER 31,
                                                                            1995
                                                                        ------------
        Revolving credit loans.......................................     $ 97,016
                                                                           =======
        Long-term debt:
          Term loan..................................................     $ 23,750
          Senior subordinated notes, including deferred interest.....       31,653
                                                                           -------
                                                                            55,403
        Less: current portion........................................       (5,000)
                                                                           -------
                                                                          $ 50,403
                                                                           =======

     Borrowings under the revolving credit facility are made under revolving credit notes which mature upon termination of the agreement. However, an intercreditor agreement requires that customer remittances paid directly to the Factor be assigned to the lenders and used to reduce the outstanding borrowings. The agreement also contains a provision whereby borrowings under the revolving credit facility require that there be no material adverse change in the Company's business or condition. As a result, the revolving credit loans outstanding at December 31, 1995 are classified as current in the accompanying balance sheet.

     Borrowings outstanding under the revolving credit loans bear interest at one month LIBOR plus 2.75% or The Chase Manhattan Bank, N.A. prime rate plus 1.25%, adjustable monthly. Letters of credit bear applicable drawing and maintenance fees. The weighted average interest rate on short-term borrowings outstanding at December 31, 1995 was 9.1%. The company pays a commitment fee of
 1/2 of 1% on the unused portion of the revolving credit commitment.

     Amounts outstanding under the Credit Agreement are collateralized by substantially all the assets of the Company. The Credit Agreement contains restrictive covenants that, among other requirements, restrict the payment of dividends, stock repurchases, additional indebtedness, leases, capital expenditures, investments and a sale of assets or merger of the Company with another entity. The covenants also require the Company to meet certain financial ratios and maintain minimum levels of net worth.

     Under a subordinated loan agreement, the Company issued Senior Subordinated Notes (the "Subordinated Loan") for $30,000. The Subordinated Loan bore a current interest rate of 12%, and a deferred interest rate of 8%. At December 31, 1995, the outstanding subordinated loan balance included deferred interest of approximately $1,653. In May 1996, the Subordinated Loan was prepaid in full with a portion of the net proceeds from the initial public offering. This prepayment of the Subordinated Loan resulted in the Company

                             DESIGNER HOLDINGS LTD.

recording an extraordinary charge in the second quarter of 1996 of approximately $2,256, net of taxes, consisting of a prepayment fee and the write-off of related deferred financing costs.

     In connection with the transactions described in Notes 4 and 5, CEP II loaned the Company $45,181 in August 1994. These loans had a one-year term and bore interest at the prime rate plus 3%. On May 1, 1995, the Company concluded a long-term refinancing of its indebtedness to CEP II ($45,181) and a financial institution ($10,000). Interest expense under the CEP II indebtedness was $1,259 and $1,806 for the four months ended December 31, 1994 and the year ended December 31, 1995, respectively.

13.  PREFERRED SECURITIES

     On November 6, 1996, the Company sold 2,400,000 6% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Designer Finance Trust Holding Solely Convertible Debentures, having a liquidation amount of $50 per preferred security (the " Preferred Securities") to the public. Net proceeds to the Company, after underwriting discounts and expenses of approximately $4,801, were approximately $115,199, and were used (i) to repay, in full, the remaining term loan of $12,500, (ii) to repay, in full, borrowings under the Revolving Credit Facility of approximately $69,900, and (iii) for working capital and other general corporate purposes, including the acquisition of the CK Outlets.

     The Preferred Securities represent preferred undivided beneficial interests in the assets of Designer Finance Trust (the "Trust"), a statutory business trust formed under the laws of the State of Delaware in 1996. The Company owns all of the common securities representing undivided beneficial interests of the assets of the Trust. Accordingly, the Trust is included in the Consolidated Financial Statements of the Company. The Trust exists for the sole purpose of
(i) issuing the Preferred Securities and common securities (together with the Preferred Securities, the "Trust Securities"), (ii) investing the gross proceeds of the Trust Securities in the 6% Convertible Subordinated Debentures of the Company due 2016 (the "Convertible Debentures") and (iii) engaging in only those other activities necessary or incidental thereto. The Company owns 100% of the voting common securities of the Trust which is equal to 3% of the Trust's total capital.

     Each Preferred Security is convertible at the option of the holder thereof into shares of Common Stock, par value $.01 per share, of the Company, at a conversion rate of 2.126 shares of Common Stock for each Preferred Security, equivalent to $23.52 per share, subject to adjustments in certain circumstances.

     The holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50 per Preferred Security, payable quarterly in arrears. The distribution rate and payment dates correspond to the interest rate and interest payment dates on the Convertible Debentures, which are the sole assets of the Trust. Such distributions are included in interest expense.

     The Company has the right to defer payments of interest on the Convertible Debentures and distributions on the Preferred Securities for up to twenty consecutive quarters (five years), provided such deferral does not extend past the maturity date of the Convertible Debentures. Upon the payment, in full, of such deferred interest and distributions, the Company may defer such payments for additional five-year periods.

     The Preferred Securities are mandatorily redeemable upon the maturity of the Convertible Debentures on December 31, 2016, or earlier to the extent of any redemption by the Company of any Convertible Debenture, at a redemption price of $50.00 per share plus accrued and unpaid distributions to the date fixed for redemption. In addition, there are certain circumstances wherein the Trust will be dissolved, with the result that the Convertible Debentures will be distributed pro-rata to the holders of the Trust Securities.

     The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Convertible Preferred Securities (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Convertible Debentures and in the indenture pursuant to which the Convertible Debentures were issued and the Company's obligations under the Amended and Restated Declaration of Trust

                             DESIGNER HOLDINGS LTD.

governing the Trust, provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities.


     The fair value of the Preferred Securities as of December 31, 1996 was approximately $111,000. This amount is based upon the closing price on the New York Stock Exchange at December 31, 1996.

14.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                      Predecessor
                                                       Companies
                                                       (Combined)              The Company
                                                      ------------            (Consolidated)
                                                                     --------------------------------
                                                      Eight Months   Four Months       Year Ended
                                                         Ended          Ended         December 31,
                                                       August 25,    December 31,   -----------------
                                                          1994           1994        1995      1996
                                                      ------------   ------------   -------   -------
Current:
     Federal........................................                    $1,634      $13,329   $18,338
State and local.....................................     $ (175)           727        5,140     7,260
                                                          -----         ------      -------   -------
                                                           (175)         2,361       18,469   $25,598
                                                          -----         ------      -------   -------
  Deferred:
     Federal........................................       (207)           (25)      (5,628)   (1,707)
     State and local................................        (17)           (97)      (1,971)     (462)
                                                          -----         ------      -------   -------
                                                           (224)          (122)      (7,599)   (2,169)
                                                          -----         ------      -------   -------
     Total..........................................     $ (399)        $2,239      $10,870   $23,429
                                                          =====         ======      =======   =======

-

     The components of deferred tax assets and liabilities are as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                 1995           1996
                                                                ------         -------
        Deferred tax assets, current:
             Inventory basis adjustment.................        $  946         $ 1,209
             Reserves and accrued expenses..............         7,119          10,789
                                                                ------         -------
                                                                 8,065         $11,998
                                                                ======         =======
          Deferred tax assets, noncurrent:
             Net operating loss carryforwards...........        $  826         $   801
             Amortization of intangible assets..........           711
                                                                ------         -------
                                                                $1,537         $   801
                                                                ======         =======
          Deferred tax liabilities, noncurrent:
             Depreciation of property, plant and
               equipment................................        $  (96)        $  (640)
             Amortization of intangible assets..........          (646)         (1,130)
                                                                ------         -------
                                                                $ (742)        $(1,770)
                                                                ======         =======

                             DESIGNER HOLDINGS LTD.

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory Federal income tax rate to pre-tax income as follows:

                                         PREDECESSOR
                                          COMPANIES                     THE COMPANY
                                         (COMBINED)                   (CONSOLIDATED)
                                        -------------     ---------------------------------------
                                        EIGHT MONTHS       FOUR MONTHS           YEAR ENDED
                                            ENDED             ENDED             DECEMBER 31,
                                         AUGUST 25,       DECEMBER 31,      ---------------------
                                            1994              1994            1995         1996
                                        -------------     -------------     --------     --------
Tax provision (benefit) at statutory
  Federal income tax rate.............     $  (207)         $   1,455       $  7,677     $ 17,826
State and local income taxes, net of
  Federal benefit.....................                            410          2,031        4,419
Nondeductible goodwill amortization...                            227            493          535
Other.................................        (192)               147            669          649
                                           -------           --------       --------     --------
                                           $  (399)         $   2,239       $ 10,870     $ 23,429
                                           =======           ========       ========     ========

-

     As of December 31, 1996, Rio Sportswear has a net operating loss carryforward for Federal income tax purposes of approximately $1,922 which expires in 2010.

15.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases showrooms, office facilities, warehouses, equipment and automobiles under noncancelable operating leases. In addition to minimum rental payments, these leases require payment of various expenses incidental to the use of the property and, in some cases, provide for rent adjustments based upon changes in the consumer price index. Rent expense under these leases approximated $871, $262, $1,807 and $3,589 for the eight months ended August 25, 1994, the four months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively. Included in rent expense for the eight months ended August 25, 1994 is $560 for office and warehouse facilities leased from a then owner of the Company.

                             DESIGNER HOLDINGS LTD.

     Future minimum rental payments required under these leases in the aggregate and for each of the next five years are as follows:

                             YEAR ENDING DECEMBER 31:
                      ---------------------------------------
                      1997...................................    $ 5,288
                      1998...................................      4,063
                      1999...................................      3,268
                      2000...................................      2,551
                      2001...................................      2,142
                      Thereafter.............................      8,330
                                                                  ------
                                                                 $25,642
                                                                  ======

     The Company also utilizes part of a distribution facility in Secaucus, New Jersey which is leased and operated by an independent contractor pursuant to a distribution service agreement which is up for renewal in April 1997. In November 1996, the Company arranged for the independent contractor to lease the remaining space at the facility and, pursuant thereto, entered into a guarantee of the lease. The lease expires in February 2007, with base rent beginning at approximately $170 per month ($2,040 annually) and escalating to approximately $208 per month ($2,496 annually). Pursuant to the Company's arrangement with the independent contractor, the Company pays a distribution service fee which includes the lease cost.

  LICENSE AGREEMENTS

    CKJ Licenses

     CKJC has the CKJ License with CKI to use the Calvin Klein Jeans Labels in the United States, Canada, Mexico, Guatemala, Belize, El Salvador, Honduras, Nicaragua, Costa Rica, Panama, certain jurisdictions in the British West Indies, certain jurisdictions in the Greater Antilles, Columbia, Ecuador, Brazil, Peru, Bolivia, Paraguay, Chile, Venezuela, Guyana, Suriname and French Guyana. The CKJ License requires design, royalty and advertising fee payments based on percentages of sales, as defined. It also requires minimum annual royalty fee payments of approximately $6,400 in 1997, which increases to approximately $22,000 by 2034, subject to a minimum of 75% of royalty fees incurred in 2024. Design, royalty and advertising fees aggregated approximately $5,985, $36,065 and $49,176 for the four months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively, and are included in selling, general and administrative expenses. The CKJ License expires December 31, 2034 with an option to renew for an additional ten-year period, providing certain minimum sales levels are achieved. It also contains, among other requirements, covenants which require Jeanswear to meet certain net worth and debt-to-net worth levels, and minimum net sales thresholds by region, as defined.

     CKJC has entered into several sublicense agreements for the sale of Calvin Klein Jeans Label products in Canada, Mexico, Central America and South America. The agreements provide for minimum royalty and advertising fee payments to CKJC based on percentages of sales of the sublicensee, as defined in the agreements. The agreements also require minimum annual royalty fee payments of approximately $3,900 in 1997, which increase to approximately $6,300 by 1999 and then decrease to approximately $2,600 by 2001, as certain agreement reach their expiration dates. Such royalty fees approximated $791 and $2,244 for the years ended December 31, 1995 and 1996, respectively , net of royalty payments due to CKI by CKJC under the agreements, and are included in net revenues. The initial terms of the agreements expire from 1997 through 2001 and contain renewal options, as defined in the agreements.

                             DESIGNER HOLDINGS LTD.

     CKJC also has a sublicensing agreement for the sale of Calvin Klein Jeans Label childrens apparel in the United States, effective January 1, 1996. Under this agreement, CKJC will receive royalty and advertising fees based on percentages of sales of the sublicensee, as defined. The agreement will continue through December 31, 2004 with an option to renew the agreement for four additional ten-year terms to be coterminous with the CKJ License and the sublicensee has met certain minimum net sales thresholds. Royalty fees approximated $2,426 for the year ended December 31, 1996, net of royalty fee payments due to CKI by CKJ under this agreement, and are included in net revenues.

     The Outlet License has an initial term of eight years, expiring December 31, 2004, with up to four ten-year renewal options, to be coterminous with the CKJ License. The Company is required to make royalty payments to CKI equal to 7% of sales of the CK Outlets, in addition to royalties payable pursuant to the CKJ License. The CKJ License has also been amended to provide that the Company will pay a 3 1/2% royalty to CKI on sales by CKJC to the CK Outlets at more than 25% off wholesale price. The Outlet License provides for minimum annual royalty payments in the amount of $2 million through 1999, payable in quarterly installments. Thereafter, the minimum annual royalty shall be the greater of $2 million or 75% of the average royalty earned during the three previous annual periods.

    Rio and Bill Blass Licenses

     Rio Sportswear has a licensing agreement with Bill Blass Ltd. to use the Bill Blass labels in connection with the manufacture, distribution and sale of womens jeans and jeans-related skirts, dresses and jackets in the Western Hemisphere (the "Bill Blass Agreement"). The Bill Blass Agreement requires royalty fee payments based on percentages of sales, as defined, subject to a minimum annual royalty fee payment of $1,000. Royalty fees approximated $1,800, $893, $2,354 and $1,630 under the Bill Blass Agreement for the eight months ended August 25, 1994, the four months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively, and are included in selling, general and administrative expenses. The Bill Blass Agreement expires on December 31, 1997 and contains an option to renew for an additional three-year period and a further option to renew for an additional ten-year period for which minimum annual royalty fee payments during such ten-year period will increase to $1,500. The Bill Blass Agreement also contains annual minimum net sales requirements that, if not maintained, would allow Bill Blass Ltd. to terminate the Bill Blass Agreement.

     In December 1995, Rio Sportswear entered into an agreement (the "Sublicense Agreement"), commencing January 1, 1996, and amended March 11, 1997, to (i) sublicense its rights under the Bill Blass Agreement, (ii) grant a license of its Rio tradename for use on a full line of products, exclusive of certain womens shirts and tops and childrenswear, and (iii) place the manufacture of its private label business, all with a manufacturer affiliated with a primary supplier to the Company (the "Sublicensee"). In connection with this Sublicense Agreement, during December 1995, Rio Sportswear sold its remaining inventory of Bill Blass, Rio and private label products to the manufacturer and incurred a loss in connection with the sale of approximately $4,400.

     Under the terms of the Sublicense Agreement, Rio Sportswear will earn a royalty fee based on sales orders accepted by the manufacturer. The Sublicense Agreement requires minimum annual royalty fee payments in addition to the minimum royalties payable to Bill Blass of approximately $1,600. The initial term of the agreement expires on December 31, 2008 and is renewable for five additional ten-year periods.

     The amount of the minimum annual royalty payments due under the Sublicense Agreement is sufficient to recover the amount of goodwill included in intangible assets applicable to the Rio and Bill Blass businesses. However, the minimum royalty payments related to the Bill Blass business is dependent upon the Company renewing the Bill Blass Agreement which expires on December 31, 1997. The Company is in discussions with Bill Blass Ltd. and expects to negotiate a new agreement for the continuation of the license. If negotiations are

                             DESIGNER HOLDINGS LTD.

not successful, it is possible that the Bill Blass Agreement could expire on December 31, 1997, and the Company would write down its goodwill related to the Bill Blass Labels which, at December 31, 1996, was approximately $10,337. With respect to the Rio license, the sublicensee has elected to curtail distribution of products sold under the Rio label in 1997. The Company has notified the sublicensee that it must fulfill its commitment to minimum royalties due under the Sublicense Agreement.

  MULTI-EMPLOYER PENSION PLAN

     The Company contributes to a multi-employer defined benefit pension plan on behalf of union employees of its two manufacturing facilities and a warehouse and distribution facility. Contribution expense is determined in accordance with the provisions of collective bargaining agreements and amounted to $85, $1,438 and $2,110 for the four months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively. Under the Employee Retirement Income Security Act, as amended, an employer upon withdrawal from a multi-employer plan is required to continue funding its proportionate share of the plan's unfunded vested benefits. The plan administrator has not provided the Company with information regarding its proportionate share of the plan's unfunded vested benefits (for withdrawal liability purposes); however, the Company has no immediate intention of withdrawing from the plan. Under the purchase agreement for the assets acquired with the Calvin Klein license, the Company's obligation from any such withdrawal is limited to $3,500 and CKI is responsible for any additional liability. In 1995, the Company acquired a lease on a warehouse and distribution facility from CKI. Pursuant to this agreement, CKI indemnified the Company for any pension withdrawal liability relating to such facility at a rate of 100% decreasing to 25% of such liability, in annual decrements of 15%, in each of the first five years subsequent to the acquisition of the lease. The remaining 25% indemnification will remain in effect through the initial term of the lease which expires in June 1999.

  EMPLOYMENT AGREEMENT

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

     CKJC has employment agreements with certain other employees which, in addition to base salaries, provide incentive bonuses based upon net sales and other indicators, as defined, in excess of certain minimum amounts.

  LITIGATION

     In 1990, an action was filed against Rio Sportswear and certain other defendants alleging, among other things, that Rio Sportswear infringed a patent held by the plaintiffs relating to acid wash processes used in the manufacture of jeanswear having a random fade effect. Similar suits are pending against the major manufacturers of such jeanswear. The plaintiffs seek damages against all defendants in unspecified amounts. No trial date has been set. If the parties are unable to reach a settlement, Rio Sportswear intends to contest the action vigorously. The outcome of litigation is inherently unpredictable and, in the event that no settlement is reached and Rio Sportswear is found to have infringed the patent in suit, damages and attorney's fees could be assessed against Rio Sportswear. No assurance can be given that such damages and fees would not have a material adverse effect upon the Company's results of operations or cash flows in the period in which the

                             DESIGNER HOLDINGS LTD.

judgement is rendered; however, the Company believes that any such damages and fees would not have a material adverse effect upon the Company's financial statements.

     The Company is a defendant in various other lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the financial statements of the Company.

16. SIGNIFICANT CUSTOMERS

     For the eight months ended August 25, 1994, three customers accounted for approximately 36% of gross sales. For the four months ended December 31, 1994, one customer accounted for approximately 11% of gross sales. For the year ended December 31, 1995, two customers accounted for approximately 27% of gross sales. For the year ended December 31, 1996, one customer accounted for approximately 14.0% of gross sales.

17. STOCK OPTION PLAN

     Under the Designer Holdings Ltd. 1996 Stock Option and Incentive Plan ("the Stock Plan", executive officers, key employees and consultants of the Company are eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. Stock options are granted at an exercise price and with a vesting period to be set at the discretion of the Company and are expected to have a maximum term of ten years. The Company has reserved 2,363,200 shares of common stock for issuance of awards under the Stock Plan. In May 1996, options to purchase 1,575,466 shares of common stock were granted at an exercise price of $18.00 per share, the initial public offering price per share. These options vest ratably over three years. No options may be granted 10 years from the effective date of the Stock Plan.

     The Company has adopted, subject to approval at the 1997 annual meeting of stockholders, the 1996 Outside Director Stock Option Plan (the "Director Plan"), which provides for the granting of nonqualified options to purchase shares of Common Stock to any director of the Company who(I) first becomes a member of the Board of Directors on or after July 16, 1996, (ii) is not an active employee or officer of the Company or a subsidiary thereof and (iii) is not appointed or designated to serve as a member of the Board of Directors by New Rio, Charterhouse, Mr. Simon or any of their respective affiliates. The Director Plan authorizes the issuance of up to 100,000 shares of Common Stock, subject to adjustments in certain circumstances, and become exercisable ratably over three years. No options may be granted 10 years from the effective date of the Director Plan. In July 1996, options to purchase approximately 10,000 shares of common stock at an exercise price of $16.50 per share were granted to the outside directors.

     The Company applies the intrinsic value based method permitted by SFAS 123 in accounting for its stock-based compensation plans and awards. Accordingly, no compensation expense has been recognized since the options were granted with exercise prices equal to the market value of the common stock on the date of grant. Had the Company measured compensation expense under the fair value based method for the stock options granted in 1996, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                      1996
                                                                     -------
                Net income -- as reported.........................   $25,246
                Net income -- pro forma...........................   $23,842
                Net income per share -- as reported...............   $   .85
                Net income per share -- pro forma.................   $   .81

                             DESIGNER HOLDINGS LTD.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 -- expected volatility of 35%; risk-free interest rate of 6.5%; and expected lives of 4 years. There were no stock options granted in 1995.

     Stock option activity was as follows for the year ended December 31, 1996:

                                                   SHARES                      WEIGHTED
                                                   SUBJECT      OPTIONS        AVERAGE
                                                  TO OPTION   EXERCISABLE   EXERCISE PRICE
                                                  ---------   -----------   --------------
        Options granted.........................  1,575,466                     $17.99
        Options forfeited.......................    45,000                      $18.00
        Options outstanding at December 31,       1,530,466     160,000         $17.99
          1996..................................

     The weighted average exercise price of options exercisable at December 31, 1996 was $18.00.

19.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                                                  1996
                                          -----------------------------------------------------
                                           FIRST          SECOND         THIRD          FOURTH
                                          QUARTER        QUARTER        QUARTER        QUARTER
                                          --------       --------       --------       --------
Net revenues..........................    $114,636       $104,967       $136,884       $123,873
Gross profit..........................     43,815         39,267         52,488         46,826
Income before extraordinary item......      6,557          4,438         11,266          5,241
Net income............................      6,557          2,182         11,266          5,241
Income per share before extraordinary
  item................................    $   .27        $   .15        $   .35        $   .16
Net income per share..................        .27            .07            .35            .16

                                                                      1995
                                                -------------------------------------------------
                                                 FIRST        SECOND         THIRD        FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
                                                -------       -------       -------       -------
Net revenues................................    $83,404       $91,086       128,326       $159,306
Gross profit................................     24,988        25,985        37,230        50,281
Net income..................................      3,045           926         3,932         3,160
Net income per share........................    $   .13       $   .04       $   .16       $   .13

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Designer Holdings Ltd:

     In connection with our audits of the consolidated financial statements of Designer Holdings Ltd. as of December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995 and the four months ended December 31, 1994 and the combined financial statements of the Predecessor Companies for the eight months ended August 25, 1994, we have also audited the financial statement schedule listed in Item 14a herein.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
March 12, 1997

                             DESIGNER HOLDINGS LTD.
                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                       -----------------
                                             BALANCE   CHARGED
                                               AT        TO      CHARGED                  BALANCE
                                             BEGINNING  COST       TO                      AT END
                                               OF        AND      OTHER                      OF
               DESCRIPTION                   PERIOD    EXPENSES  ACCOUNTS  DEDUCTIONS(A)   PERIOD
-----------------------------------------    -------   -------   -------   ------------   --------
Predecessor Companies (Combined).........
Eight months ended August 25, 1994:
  Allowance for doubtful accounts, sales
     returns, discount and other
     credits.............................    $   798   $     7        --           --     $    805
                                             =======   =======
The Company (Consolidated)...............
Four months ended December 31, 1994:
  Allowance for doubtful accounts, sales
     returns, discounts and other
     credits.............................    $   805       891        --           --     $  1,696
                                             =======   =======
Year ended December 31, 1995:
  Allowance for doubtful accounts, sales
     returns, discounts and other
     credits.............................    $ 1,696    12,300        --           --     $ 13,996
                                             =======   =======
Year ended December 31, 1996:
  Allowance for doubtful accounts, sales
     returns, discounts and other
     credits.............................    $13,996     7,085        --          662     $ 20,419
                                             =======   =======

------------------

(A) Represents write off of accounts previously reserved.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by Item 10 is contained in, and incorporated herein by reference to, the section entitled "Proposal 1- Election of Directors" of the Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on May 19, 1997 and filed with the Commission (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is contained in, and incorporated herein by reference to, the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained in, and incorporated herein by reference to, the section entitled "Security Ownership of Directors and Executive Officers" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained in, and incorporated herein by reference to, the section entitled "Proposal 1 -- Election of Directors -- Certain Relationships and Related Transactions of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a) List of documents filed as a part of this Report.

     1. Financial Statements. Financial Statements filed as part of this Report on Form 10-K are listed in Item 8 on page 22.

     2.  Financial Statement Schedules

         Schedule II -- Valuation and Qualifying Accounts is filed as part of this Report on Form 10-K in Item 8 on page 43.

     3.  Exhibits

       (b) The Company did not file a form 8-K during the last quarter of fiscal 1996.

       (c) Exhibits

EXHIBIT
          *3.1     -- Certificate of Incorporation of the Registrant; incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form
                     S-1 (File No. 333-2236).
          *3.2     -- By-Laws of Registrant; incorporated by reference to Exhibit 3.2 to the
                     Company's Registration Statement on Form S-1 (File No. 333-2236).
          *4.1     -- Specimen Certificate of Common Stock; incorporated by reference to 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-2236).
          *4.2     -- Certificate of Trust of Designer Finance Trust, incorporated by reference Exhibit to Exhibit 4.2 to the Company's Registration Statement
                     on Form S-1 (File No 333-2236).
          *4.3     -- Form of Amended and Restated Declaration of Trust of Designer Finance
                     Trust among Designer Holdings Ltd., as Sponsor, IBJ Schroder Bank &
                     Trust Company, as Property Trustee, Delaware Trust Company, as Delaware
                     Trustee and Merril M. Halpern and Arnold H. Simon, as Trustees,
                     incorporated by reference to Exhibit 4.3 to the Company's Registration
                     Statement on Form S-1 (File No. 333-2236).
          *4.4     -- Form of Indenture between Designer Holdings Ltd. and IBJ Schroder Bank &
                     Trust Company, as Indenture Trustee, incorporated by reference to
                     Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File
                     No. 333-2236).
          *4.5     -- Form of Preferred Security (included in Exhibit A-1 to Exhibit 4.3 above), incorporated by reference to Exhibit 4.5 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
          *4.6     -- Form of Convertible Debenture (included in Exhibit A to Exhibit 4.4 above) incorporated by reference to Exhibit 4.6 to the Company's
                     Registration Statement on Form S-1 (File No. 333- 2236).
          *4.7     -- Form of Preferred Securities Guarantee Agreement between Designer
                     Holdings Ltd., as Guarantor, and IBJ Schroder Bank & Trust Company, as
                     Guarantee Trustee with respect to the Preferred Securities of Designer
                     Finance Trust, incorporated by reference to the Company's Registration
                     Statement on Form S-1 (File No. 333-236).
         *10.1     -- Form of Registration Rights Agreement; incorporated by reference to
                     Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File
                     No. 333-2236).
         *10.2     -- Financing Agreement dated as of April 28, 1995 (the "Credit Agreement")
                     by and among New Rio, L.L.C., Denim Holdings Inc., Jeanswear Holdings,
                     Inc., Rio Sportswear, Inc., Calvin Klein Jeanswear Company, the Lenders
                     referred to therein and The CIT Group/Commercial Services, Inc. as
                     Agent; incorporated by reference to Exhibit 10.2 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.3     -- Third Amendment to the Credit Agreement, dated as of March 29, 1996;
                     incorporated by reference to Exhibit 10.3 to the Company's Registration
                     Statement on Form S-1 (File No. 333-2236).

EXHIBIT
         *10.4     -- Fourth Amendment to the Credit Agreement, dated as of September 30,
                     1996, incorporated by reference to Exhibit 10.4 to the Company's
                     Registration Statement on Form S-1 (File No. 333- 2236).
         *10.5     -- Third Supplemental Funding Agreement to the Credit Agreement dated
                     January 16, 1996; incorporated by reference to Exhibit 10.5 to the
                     Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.6     -- Factoring Agreement dated as of August 24, 1994 between Rio Sportswear, and The CIT Group/BCC, Inc.; incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.7     -- Letter Amendment dated as of August 24, 1994 to the Factoring Agreement between Rio Sportswear, Inc. and The CIT Group/BCC, Inc.; incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on
                     Form S-1 (File No. 333-2236).
         *10.8     -- Factoring Agreement dated as of August 4, 1994 between Calvin Klein
                     Jeanswear Company and The CIT Group/BCC, Inc.; incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1
                     (File No. 333-2236).
         *10.9     -- Intercreditor Agreement and Assignment of Factoring Proceeds dated as of
                     April 28, 1995 between Rio Sportswear, Inc. and The CIT Group/Commercial
                     Services, Inc.; incorporated by reference to Exhibit 10.9 to the
                     Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.10    -- Intercreditor Agreement and Assignment of Factoring Proceeds dated as of
                     April 28, 1995 between Calvin Klein Jeanswear Company and The CIT
                     Group/Commercial Services, Inc.; incorporated by reference to Exhibit
                     10.10 to the Company's Registration Statement on Form S-1 (File No.
                     333-2236).
         *10.11    -- Subordinated Loan Agreement dated as of April 28, 1995 by and among BIB
                     Holdings (Bermuda) Ltd., Denim Holdings, Inc., and New Rio, L.L.C.;
                     incorporated by reference to Exhibit 10.11 to the Company's Registration
                     Statement on Form S-1 (File No. 333-2236).
         *10.12    -- Asset Purchase Agreement dated as of July 8, 1994 among Calvin Klein
                     Jeanswear Company, Abbeville Acquisition Company, Kaijay Acquisition
                     Company, Calvin Klein Sport, Inc. and Kaijay Pants Co., Inc.;
                     incorporated by reference to Exhibit 10.12 to the Company's Registration
                     Statement on Form S-1 (File No. 333-2236).
         *10.13    -- License Agreement dated as of August 20, 1987 (the "Bill Blass License
                     Agreement") by and between Bill Blass, Ltd. and Rio Sportswear, Inc.;
                     incorporated by reference to Exhibit 10.13 to the Company's Registration
                     Statement on Form S-1 (File No. 333-2236).
         *10.14    -- Amendment to the Bill Blass License Agreement dated as of May 27, 1992;
                     incorporated by reference to Exhibit 10.14 to the Company's Registration
                     Statement on Form S-1 (File No. 333-2236).
         *10.15    -- Amendment to the Bill Blass License Agreement dated as of June 1, 1992;
                     incorporated by reference to Exhibit 10.15 to the Company's Registration
                     Statement on Form S-1 (File No. 333-2236).
         *10.16    -- Amendment to the Bill Blass License Agreement dated as of January 27,
                     1993; incorporated by reference to Exhibit 10.16 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.17    -- Amendment to the Bill Blass License Agreement dated as of March 30,
                     1994; incorporated by reference to Exhibit 10.17 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.18    -- Amendment to the Bill Blass License Agreement dated as of May 19, 1994;
                     incorporated by reference to Exhibit 10.18 to the Company's Registration
                     Statement on Form S-1 (File No. 333-2236).
         *10.19    -- Amendment to the Bill Blass License Agreement dated as of December
                     7,1994; incorporated by reference to Exhibit 10.19 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).

EXHIBIT
         *10.20    -- License Agreement dated as of August 4, 1994 (the "Calvin Klein License
                     Agreement") between Calvin Klein, Inc. and Calvin Klein Jeanswear
                     Company; incorporated by reference to Exhibit 10.20 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.21    -- Amendment to the Calvin Klein License Agreement dated as of December 7,
                     1994; incorporated by reference to Exhibit 10.21 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.22    -- Amendment to the Calvin Klein License Agreement dated as of January 10,
                     1995; incorporated by reference to Exhibit 10.22 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.23    -- Amendment to the Calvin Klein License Agreement dated as of February 28,
                     1995; incorporated by reference to Exhibit 10.23 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.24    -- Agreement dated as of December 12, 1995 by and between Rio Sportswear,
                     Inc. and Commerce Clothing Company, LLC; incorporated by reference to
                     Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File
                     No. 333-2236).
         *10.25    -- Distributorship Agreement dated as of February 1996, between Calvin
                     Klein Jeanswear Company, Commerce Clothing Company LLC, and Calvin
                     Klein, Inc.; incorporated by reference to Exhibit 10.25 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.26    -- Designer Holdings Ltd. 1996 Stock Option and Incentive Plan;
                     incorporated by reference to Exhibit 10.26 to the Company's Registration
                     Statement on Form S-1 (File No. 333- 2236).
         *10.27    -- Employment Agreement between New Rio Sportswear Inc., Calvin Klein
                     Jeanswear Company and Maurice Dickson, as amended; incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on
                     Form S-1 (File No. 333- 2236).
         *10.28    -- Employment Agreement between Calvin Klein Jeanswear Company and Daniel
                     J. Gladstone, as amended; incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.29    -- Agreement of Lease by and between Erika Realty Trust and Calvin Klein
                     Jeanswear Company; incorporated by reference to Exhibit 10.29 to the
                     Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.30    -- Distribution Agreement dated September 7, 1995 between Calvin Klein
                     Jeanswear and Floor Ready Company, L.L.C.; incorporated by reference to
                     Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File
                     No. 333-2236).
         *10.31    -- Distributorship Agreement dated as of June 26, 1995, between Calvin
                     Klein Jeanswear Company, Western Glove Works R.S., and Calvin Klein,
                     Inc.; incorporated by reference to Exhibit 10.31 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.32    -- Lease Agreement dated as of April 28, 1995 between North Arlington
                     Associates and Rio Sportswear, Inc.; incorporated by reference to
                     Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File
                     No. 333-2236).
         *10.33    -- Amendment to the Bill Blass License Agreement dated as of March 22,
                     1996; incorporated by reference to Exhibit 10.33 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.34    -- Employment Agreement between Designer Holdings Ltd., Calvin Klein
                     Jeanswear Company and Arnold H. Simon; incorporated by reference to
                     Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File
                     No. 333-2236).
         *10.35    -- Employment Agreement between Designer Holdings Ltd., Calvin Klein
                     Jeanswear Company and Debra Simon; incorporated by reference to Exhibit
                     10.35 to the Company's Registration Statement on Form S-1 (File No.
                     333-2236).
         *10.36    -- Employment Agreement between Calvin Klein Jeanswear Company and New Rio
                     Sportswear, Inc. and David Fidlon, as amended; incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1
                     (File No. 333-2236).
         *10.37    -- Employment Agreement between Designer Holdings Ltd., Calvin Klein
                     Jeanswear Company and John J. Jones; incorporated by reference to
                     Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File
                     No. 333-2236).

EXHIBIT
         *10.38    -- Amendment to the Calvin Klein License Agreement dated as of April 22,
                     1996; incorporated by reference to Exhibit 10.38 to the Company's
                     Registration Statement on Form S-1 (File No. 333-2236).
         *10.39    -- Amendment to the Lease Agreement between North Arlington Associates and
                     Rio Sportswear, Inc., dated as of February 22, 1996; incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on
                     Form S-1 (File No. 333-2236).
         *10.40    -- Stock Acquisition Agreement dated as of April 22, 1996 between Designer
                     Holdings Ltd. and Calvin Klein Inc.; incorporated by reference to
                     Exhibit 10.40 to the Company's Registration Statement on Form S-1 (File
                     No. 333-2236).
         *10.41    -- Employment Agreement between Calvin Klein Jeanswear Company, Rio
                     Sportswear, Inc. and Guy Kinberg; incorporated by reference to Exhibit
                     10.41 to the Company's Registration Statement on Form S-1 (File No.
                     333-2236).
         10.42     -- Guaranty by the Company of the obligations of Floor Ready Apparel, as
                     Tenant, under its lease with Security Capital Industrial Trust, as
                     Landlord, dated November 18, 1996.
          21.1     -- Subsidiaries of the Registrant.
         *24.1     -- Power of Attorney (set forth on signature page of the Registration
                     Statement), incorporated by reference to the Company's registration
                     Statement on Form S-1 (File No. 333-2236).

---------------

     * Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DESIGNER HOLDINGS LTD.

                                          By:       /s/ MAURICE DICKSON
                                            ------------------------------------
                                                      Maurice Dickson
                                               Treasurer and Chief Financial
                                                           Officer

Dated: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                  SIGNATURE                               TITLE(S)                   DATE
---------------------------------------------  -------------------------------  ---------------
             /s/ ARNOLD H. SIMON               President, Chief Executive       March 26, 1997
---------------------------------------------    Officer and Director
               Arnold H. Simon                   (Principal Executive Officer)

             /s/ MAURICE DICKSON               Treasurer and Chief              March 26, 1997
---------------------------------------------    Financial Officer
               Maurice Dickson                   (Principal Financial Officer)

              /s/ DAVID FIDLON                 Controller and Chief             March 26, 1997
---------------------------------------------    Accounting Officer
                David Fidlon                     (Principal Accounting
                                                 Officer)

            /s/ MERRIL M. HALPERN              Chairman of the                  March 26, 1997
---------------------------------------------    Board of Directors
              Merril M. Halpern

               /s/ DEBRA SIMON                 Executive Vice President         March 26, 1997
---------------------------------------------    and Director
                 Debra Simon

            /s/ A. LAWRENCE FAGAN              Director                         March 26, 1997
---------------------------------------------
              A. Lawrence Fagan

               /s/ PETER BROWN                 Director                         March 26, 1997
---------------------------------------------
                 Peter Brown

         /s/ FREDERICK W. ZUCKERMAN            Director                         March 26, 1997
---------------------------------------------
           Frederick W. Zuckerman

                                EXHIBIT INDEX


EXHIBIT  NO.       DESCRIPTION

          *3.1     -- Certificate of Incorporation of the Registrant; incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form
                      S-1 (File No. 333-2236).
          *3.2     -- By-Laws of Registrant; incorporated by reference to Exhibit 3.2 to the
                      Company's Registration Statement on Form S-1 (File No. 333-2236).
          *4.1     -- Specimen Certificate of Common Stock; incorporated by reference to 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-2236).
          *4.2     -- Certificate of Trust of Designer Finance Trust, incorporated by reference Exhibit to Exhibit 4.2 to the Company's Registration Statement
                      on Form S-1 (File No 333-2236).
          *4.3     -- Form of Amended and Restated Declaration of Trust of Designer Finance
                      Trust among Designer Holdings Ltd., as Sponsor, IBJ Schroder Bank &
                      Trust Company, as Property Trustee, Delaware Trust Company, as Delaware
                      Trustee and Merril M. Halpern and Arnold H. Simon, as Trustees,
                      incorporated by reference to Exhibit 4.3 to the Company's Registration
                      Statement on Form S-1 (File No. 333-2236).
          *4.4     -- Form of Indenture between Designer Holdings Ltd. and IBJ Schroder Bank &
                      Trust Company, as Indenture Trustee, incorporated by reference to
                      Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File
                      No. 333-2236).
          *4.5     -- Form of Preferred Security (included in Exhibit A-1 to Exhibit 4.3 above), incorporated by reference to Exhibit 4.5 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
          *4.6     -- Form of Convertible Debenture (included in Exhibit A to Exhibit 4.4 above) incorporated by reference to Exhibit 4.6 to the Company's
                      Registration Statement on Form S-1 (File No. 333- 2236).
          *4.7     -- Form of Preferred Securities Guarantee Agreement between Designer
                      Holdings Ltd., as Guarantor, and IBJ Schroder Bank & Trust Company, as
                      Guarantee Trustee with respect to the Preferred Securities of Designer
                      Finance Trust, incorporated by reference to the Company's Registration
                      Statement on Form S-1 (File No. 333-236).
         *10.1     -- Form of Registration Rights Agreement; incorporated by reference to
                      Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File
                      No. 333-2236).
         *10.2     -- Financing Agreement dated as of April 28, 1995 (the "Credit Agreement")
                      by and among New Rio, L.L.C., Denim Holdings Inc., Jeanswear Holdings,
                      Inc., Rio Sportswear, Inc., Calvin Klein Jeanswear Company, the Lenders
                      referred to therein and The CIT Group/Commercial Services, Inc. as
                      Agent; incorporated by reference to Exhibit 10.2 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.3     -- Third Amendment to the Credit Agreement, dated as of March 29, 1996;
                      incorporated by reference to Exhibit 10.3 to the Company's Registration
                      Statement on Form S-1 (File No. 333-2236).

EXHIBIT  NO.       DESCRIPTION
         *10.4     -- Fourth Amendment to the Credit Agreement, dated as of September 30,
                      1996, incorporated by reference to Exhibit 10.4 to the Company's
                      Registration Statement on Form S-1 (File No. 333- 2236).
         *10.5     -- Third Supplemental Funding Agreement to the Credit Agreement dated
                      January 16, 1996; incorporated by reference to Exhibit 10.5 to the
                      Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.6     -- Factoring Agreement dated as of August 24, 1994 between Rio Sportswear, and The CIT Group/BCC, Inc.; incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.7     -- Letter Amendment dated as of August 24, 1994 to the Factoring Agreement between Rio Sportswear, Inc. and The CIT Group/BCC, Inc.; incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on
                      Form S-1 (File No. 333-2236).
         *10.8     -- Factoring Agreement dated as of August 4, 1994 between Calvin Klein
                      Jeanswear Company and The CIT Group/BCC, Inc.; incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1
                      (File No. 333-2236).
         *10.9     -- Intercreditor Agreement and Assignment of Factoring Proceeds dated as of
                      April 28, 1995 between Rio Sportswear, Inc. and The CIT Group/Commercial
                      Services, Inc.; incorporated by reference to Exhibit 10.9 to the
                      Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.10    -- Intercreditor Agreement and Assignment of Factoring Proceeds dated as of
                      April 28, 1995 between Calvin Klein Jeanswear Company and The CIT
                      Group/Commercial Services, Inc.; incorporated by reference to Exhibit
                      10.10 to the Company's Registration Statement on Form S-1 (File No.
                      333-2236).
         *10.11    -- Subordinated Loan Agreement dated as of April 28, 1995 by and among BIB
                      Holdings (Bermuda) Ltd., Denim Holdings, Inc., and New Rio, L.L.C.;
                      incorporated by reference to Exhibit 10.11 to the Company's Registration
                      Statement on Form S-1 (File No. 333-2236).
         *10.12    -- Asset Purchase Agreement dated as of July 8, 1994 among Calvin Klein
                      Jeanswear Company, Abbeville Acquisition Company, Kaijay Acquisition
                      Company, Calvin Klein Sport, Inc. and Kaijay Pants Co., Inc.;
                      incorporated by reference to Exhibit 10.12 to the Company's Registration
                      Statement on Form S-1 (File No. 333-2236).
         *10.13    -- License Agreement dated as of August 20, 1987 (the "Bill Blass License
                      Agreement") by and between Bill Blass, Ltd. and Rio Sportswear, Inc.;
                      incorporated by reference to Exhibit 10.13 to the Company's Registration
                      Statement on Form S-1 (File No. 333-2236).
         *10.14    -- Amendment to the Bill Blass License Agreement dated as of May 27, 1992;
                      incorporated by reference to Exhibit 10.14 to the Company's Registration
                      Statement on Form S-1 (File No. 333-2236).
         *10.15    -- Amendment to the Bill Blass License Agreement dated as of June 1, 1992;
                      incorporated by reference to Exhibit 10.15 to the Company's Registration
                      Statement on Form S-1 (File No. 333-2236).
         *10.16    -- Amendment to the Bill Blass License Agreement dated as of January 27,
                      1993; incorporated by reference to Exhibit 10.16 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.17    -- Amendment to the Bill Blass License Agreement dated as of March 30,
                      1994; incorporated by reference to Exhibit 10.17 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.18    -- Amendment to the Bill Blass License Agreement dated as of May 19, 1994;
                      incorporated by reference to Exhibit 10.18 to the Company's Registration
                      Statement on Form S-1 (File No. 333-2236).
         *10.19    -- Amendment to the Bill Blass License Agreement dated as of December
                      7,1994; incorporated by reference to Exhibit 10.19 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).

EXHIBIT  NO.       DESCRIPTION
         *10.20    -- License Agreement dated as of August 4, 1994 (the "Calvin Klein License
                      Agreement") between Calvin Klein, Inc. and Calvin Klein Jeanswear
                      Company; incorporated by reference to Exhibit 10.20 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.21    -- Amendment to the Calvin Klein License Agreement dated as of December 7,
                      1994; incorporated by reference to Exhibit 10.21 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.22    -- Amendment to the Calvin Klein License Agreement dated as of January 10,
                      1995; incorporated by reference to Exhibit 10.22 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.23    -- Amendment to the Calvin Klein License Agreement dated as of February 28,
                      1995; incorporated by reference to Exhibit 10.23 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.24    -- Agreement dated as of December 12, 1995 by and between Rio Sportswear,
                      Inc. and Commerce Clothing Company, LLC; incorporated by reference to
                      Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File
                      No. 333-2236).
         *10.25    -- Distributorship Agreement dated as of February 1996, between Calvin
                      Klein Jeanswear Company, Commerce Clothing Company LLC, and Calvin
                      Klein, Inc.; incorporated by reference to Exhibit 10.25 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.26    -- Designer Holdings Ltd. 1996 Stock Option and Incentive Plan;
                      incorporated by reference to Exhibit 10.26 to the Company's Registration
                      Statement on Form S-1 (File No. 333- 2236).
         *10.27    -- Employment Agreement between New Rio Sportswear Inc., Calvin Klein
                      Jeanswear Company and Maurice Dickson, as amended; incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on
                      Form S-1 (File No. 333- 2236).
         *10.28    -- Employment Agreement between Calvin Klein Jeanswear Company and Daniel
                      J. Gladstone, as amended; incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.29    -- Agreement of Lease by and between Erika Realty Trust and Calvin Klein
                      Jeanswear Company; incorporated by reference to Exhibit 10.29 to the
                      Company's Registration Statement on Form S-1 (File No. 333-2236).
         *10.30    -- Distribution Agreement dated September 7, 1995 between Calvin Klein
                      Jeanswear and Floor Ready Company, L.L.C.; incorporated by reference to
                      Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File
                      No. 333-2236).
         *10.31    -- Distributorship Agreement dated as of June 26, 1995, between Calvin
                      Klein Jeanswear Company, Western Glove Works R.S., and Calvin Klein,
                      Inc.; incorporated by reference to Exhibit 10.31 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.32    -- Lease Agreement dated as of April 28, 1995 between North Arlington
                      Associates and Rio Sportswear, Inc.; incorporated by reference to
                      Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File
                      No. 333-2236).
         *10.33    -- Amendment to the Bill Blass License Agreement dated as of March 22,
                      1996; incorporated by reference to Exhibit 10.33 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.34    -- Employment Agreement between Designer Holdings Ltd., Calvin Klein
                      Jeanswear Company and Arnold H. Simon; incorporated by reference to
                      Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File
                      No. 333-2236).
         *10.35    -- Employment Agreement between Designer Holdings Ltd., Calvin Klein
                      Jeanswear Company and Debra Simon; incorporated by reference to Exhibit
                      10.35 to the Company's Registration Statement on Form S-1 (File No.
                      333-2236).
         *10.36    -- Employment Agreement between Calvin Klein Jeanswear Company and New Rio
                      Sportswear, Inc. and David Fidlon, as amended; incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1
                      (File No. 333-2236).
         *10.37    -- Employment Agreement between Designer Holdings Ltd., Calvin Klein
                      Jeanswear Company and John J. Jones; incorporated by reference to
                      Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File
                      No. 333-2236).

EXHIBIT NO.        DESCRIPTION
         *10.38    -- Amendment to the Calvin Klein License Agreement dated as of April 22,
                      1996; incorporated by reference to Exhibit 10.38 to the Company's
                      Registration Statement on Form S-1 (File No. 333-2236).
         *10.39    -- Amendment to the Lease Agreement between North Arlington Associates and
                      Rio Sportswear, Inc., dated as of February 22, 1996; incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on
                      Form S-1 (File No. 333-2236).
         *10.40    -- Stock Acquisition Agreement dated as of April 22, 1996 between Designer
                      Holdings Ltd. and Calvin Klein Inc.; incorporated by reference to
                      Exhibit 10.40 to the Company's Registration Statement on Form S-1 (File
                      No. 333-2236).
         *10.41    -- Employment Agreement between Calvin Klein Jeanswear Company, Rio
                      Sportswear, Inc. and Guy Kinberg; incorporated by reference to Exhibit
                      10.41 to the Company's Registration Statement on Form S-1 (File No.
                      333-2236).
         10.42     -- Guaranty by the Company of the obligations of Floor Ready Apparel, as
                      Tenant, under its lease with Security Capital Industrial Trust, as
                      Landlord, dated November 18, 1996.
          21.1     -- Subsidiaries of the Registrant.
         *24.1     -- Power of Attorney (set forth on signature page of the Registration
                      Statement), incorporated by reference to the Company's registration
                      Statement on Form S-1 (File No. 333-2236).

---------------

     * Previously filed.