Form 10-Q
period 1997-03-31
DESIGNER HOLDINGS LTD
filed 1997-05-15
CIK 1010472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares outstanding of the registrant's Common Stock as of May 12, 1997 is as follows: 32,159,334

                             DESIGNER HOLDINGS LTD.

                                      INDEX


Part I - Financial Information                                                Page No.
                                                                              --------

         Item 1.  Financial Statements:
                   Condensed Consolidated Balance Sheets as of
                           March 31, 1997 and December 31, 1996                    3

                  Condensed Consolidated Statements of Operations
                           For the Three Months Ended
                           March 31, 1997 and 1996                                 4

                   Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended
                           March 31, 1997 and 1996                                 5

                   Notes to Condensed Consolidated Financial Statements          6-7

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                  8-10

Part II - Other Information

         Item 1.  Legal Proceedings                                               11

         Item 6.  Exhibits and Reports on Form 8-K                                11

Signatures                                                                        12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             DESIGNER HOLDINGS LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                          MARCH 31,    DECEMBER 31,
                                                            1997           1996
                                                          --------       --------
                                                        (Unaudited)
                          ASSETS
Current assets:
         Cash                                             $ 53,734       $ 41,395
         Receivables, net                                  113,050        109,407
         Inventory                                          88,438         97,013
         Deferred tax assets                                11,534         11,998
         Prepaid income taxes                                               2,137
         Prepaid expenses and other
           current assets                                   12,852          8,869
                                                          --------       --------
                  Total current assets                     279,608        270,819
Property, plant and equipment, net                          13,038         11,574
Prepaid royalties, net                                       4,200          4,588
Intangible assets, net                                      53,959        108,314
Deferred refinancing costs, net                              6,596          6,744
Other assets                                                 5,777          4,920
                                                          --------       --------
                  Total assets                            $363,178       $406,959
                                                          ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                 $ 22,975       $ 27,447
         Accrued expenses                                   23,818         24,007
         Income taxes payable                                2,295
                                                                         --------
                  Total current liabilities                 49,088         51,454
Licensing rights payable                                                   48,614
Deferred tax liabilities                                       728            969

Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of Designer
  Finance Trust Holding Solely Convertible
  Debentures                                               120,000        120,000

Commitments and contingencies
Stockholders' equity:
         Common stock, par value $.01 per share;
           authorized 75,000,000 shares; issued and
           outstanding 32,159,334 shares                       321            321
         Paid-in capital                                   148,236        148,236
         Retained earnings                                  44,805         37,365
                                                          --------       --------
                  Total stockholders' equity               193,362        185,922
                                                          --------       --------
                  Total liabilities and
                    stockholders' equity                  $363,178       $406,959
                                                          ========       ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   -----------------------------
                                                      1997              1996
                                                   -----------       -----------
                                                            (Unaudited)
Net revenues                                       $   122,508       $   114,636
Cost of goods sold                                      75,531            70,821
                                                   -----------       -----------
         Gross profit                                   46,977            43,815
Selling, general and administrative expenses            33,588            27,147
                                                   -----------       -----------
         Operating income                               13,389            16,668
Interest expense, net                                      778             4,525
                                                   -----------       -----------
         Income before income taxes                     12,611            12,143
Provision for income taxes                               5,171             5,586
                                                   -----------       -----------
         Net income                                $     7,440       $     6,557
                                                   ===========       ===========


Net income per share                               $       .23       $       .27
                                                   ===========       ===========

Weighted average common shares outstanding          32,159,334        24,233,868
                                                   ===========       ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       ------------------------
                                                                         1997            1996
                                                                       --------        --------
                                                                              (Unaudited)
Cash flows from operating activities:
  Net income                                                           $  7,440        $  6,557
 Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
         Depreciation                                                       556             163
         Amortization                                                        73             840
         Deferred interest                                                                  607
         Deferred income taxes                                              223          (4,789)
         Changes in assets and liabilities:
           Receivables                                                   (3,643)           (590)
           Inventory                                                      8,575          (7,530)
           Prepaid income taxes                                           2,137
           Prepaid expenses                                               2,767              17
           Prepaid royalties                                                500             500
           Other assets                                                  (1,061)             27
           Accounts payable                                              (4,472)          8,572
           Accrued expenses                                               1,873         (12,392)
           Income taxes payable                                           2,295          (1,723)
                                                                       --------        --------
             Net cash provided by (used in) operating activities         17,263          (9,741)
                                                                       --------        --------

Cash flows from investing activities:
   Reimbursement of DKNY Jeans license payment                            6,000
   Deposit                                                               (6,750)
   Payment for Calvin Klein Outlet Stores purchase                       (2,062)
   Additions to property, plant and equipment                            (2,020)           (925)
                                                                       --------        --------
         Net cash used in investing activities                           (4,832)           (925)
                                                                       --------        --------

Cash flows from financing activities:
   Increase in revolving credit loans                                                    12,266
   Repayment of term loan                                                                (1,250)
   Payment of stock issuance costs                                                         (350)
   Payment of financing costs                                               (92)
                                                                       --------        --------
         Net cash (used in) provided by financing activities                (92)         10,666
                                                                       --------        --------

         Net increase in cash                                            12,339              --
         Cash, beginning of period                                       41,395              --
                                                                       --------        --------
         Cash, end of period                                           $ 53,734        $     --
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

                             DESIGNER HOLDINGS LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION:
The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated. Results of operations for interim periods are not necessarily indicative of results for the full year.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

2.   INVENTORY:
Inventory consists of the following:

                                       MARCH 31,            DECEMBER 31,
                                         1997                  1996
                                        -------               -------
          Raw materials                 $ 2,051               $ 2,742
          Work-in-process                 1,807                 2,616
          Finished goods                 84,580                91,655
                                        -------               -------
                                        $88,438               $97,013
                                        =======               =======

3.  DKNY LICENSE:
On September 27, 1996, the Company entered into a 30-year licensing agreement (the "DKNY Jeans License") with a subsidiary of Donna Karan International Inc. ("Donna Karan International") for the exclusive production, sale and distribution of mens, womens and, with certain exceptions, childrens jeanswear under the DKNY Jeans Label (the "DKNY Jeans Label").

On March 5, 1997, the DKNY Jeans License was terminated by mutual consent of the parties to the agreement. In connection with the termination, Donna Karan International returned to the Company the initial license payment of $6,000 and a prepaid royalty payment of $1,260. The Company also received approximately $3,100 as reimbursement for costs and expenses incurred under the DKNY Jeans License, including overhead costs, samples purchased and all previously developed patterns, concepts, sales plans and other materials related to the DKNY Jeans Label. Additionally, Donna Karan International assumed all fabric commitments made by the Company in connection with the DKNY Jeans License and released the Company from all obligations for future payments and services under the agreement.

As a result of the termination, the intangible licensing rights and licensing rights payable were removed from the accounts in the first quarter of 1997, resulting in the reversal of the interest discount amortized in 1996 of $877. This reversal is included in interest expense, net in the condensed consolidated statements of operations for the three months ended March 31, 1997. Additionally, 1996 start-up costs of approximately $885 related to the DKNY Jeans License were recovered. This recovery is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 1997.

4.  CREDIT AGREEMENTS:
On April 16, 1997, the Company signed a commitment letter with a new lender for an aggregate commitment of $200,000 (the "New Credit Facility") which will consist of a revolving credit facility, which includes a $45,000 sub-limit for the issuance of letters of credit and an annual $30,000 sub-limit for acquisition financing. The borrowings under the New Credit Facility will expire on the fifth anniversary of the closing date thereof. The interest rates on the New Credit Facility will be at either the Prime Rate or the Federal Funds Rate, plus an applicable margin, or LIBOR plus an applicable margin. The commitment letter expires on June 30, 1997.

The New Credit Facility will replace the existing facility of $150,000, limited in the aggregate to specified percentages of eligible factored receivables and inventory, as defined, and with respect to letters of credit, limited to $45,000.

5.  INCOME TAXES:
The lower effective tax rate in 1997 (41%), compared to 1996 (46%), is principally attributable to lower state and local income taxes.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS:
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share ("SFAS 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The statement is effective for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. Earnings per share calculated under SFAS 128 would be the same as reported earnings per share.

7.  COMMITMENTS AND CONTINGENCIES:

RIO AND BILL BLASS LICENSES:
Rio Sportswear has a licensing agreement with Bill Blass Ltd. to use the Bill Blass labels in connection with the manufacture, distribution and sale of womens jeans and jeans-related skirts, dresses and jackets in the Western Hemisphere (the "Bill Blass Agreement"). The Bill Blass Agreement requires royalty fee payments based on percentages of sales, as defined, subject to a minimum annual royalty fee payment of $1,000. The Bill Blass Agreement expires on December 31, 1997 and contains an option to renew for an additional three-year period and a further option to renew for an additional ten-year period for which minimum annual royalty fee payments during such ten-year period will increase to $1,500. The Bill Blass Agreement also contains annual minimum net sales requirements that, if not maintained, would allow Bill Blass Ltd. to terminate the Bill Blass Agreement.

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

The amount of the minimum annual royalty payments due under the Sublicense Agreement is sufficient to recover the amount of goodwill included in intangible assets applicable to the Rio and Bill Blass businesses. However, the minimum royalty payments related to the Bill Blass business is dependent upon the Company renewing the Bill Blass Agreement which expires on December 31, 1997. The Company is in discussions with Bill Blass Ltd. and expects to negotiate a new agreement for the continuation of the license. If negotiations are not successful, it is possible that the Bill Blass Agreement could expire on December 31, 1997, and the Company would write down its goodwill related to the Bill Blass Labels which, at March 31, 1997, was approximately $10,100. With respect to the Rio license, the sublicensee has elected to curtail distribution of products sold under the Rio label in 1997. The Company has notified the sublicensee that it must fulfill its commitment to minimum royalties due under the Sublicense Agreement.

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

GENERAL

The results of operations for the three months ended March 31, 1997 reflect net revenues generated and expenses incurred from the sale of Calvin Klein Jeans Label products, net revenues generated and expenses incurred from the operation of Outlet Stores, Inc. (d/b/a CK Outlet Stores), as well as royalty income earned and certain contractual expenses incurred related to sales of (i) Rio label and Bill Blass label products, which the Company licensed effective January 1, 1996 to Commerce Clothing Company, L.L. C. ("Commerce Clothing "),
(ii) Calvin Klein Jeans Label childrens apparel, within the United States, for which the Company entered into a sub-licensing agreement effective January 1, 1996 with Commerce Clothing and (iii) certain other licensing agreements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net revenues:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                           1997           1996
                                                           -----          -----
                                                                (Unaudited)
Net revenues                                               100.0%         100.0%
Cost of goods sold                                          61.7           61.8
                                                           -----          -----
Gross profit                                                38.3           38.2
Selling, general and administrative expenses                27.4           23.7
                                                           -----          -----
Operating income                                            10.9%          14.5%
                                                           =====          =====

Net Revenues. Net revenues for the three months ended March 31, 1997 were $122,508, which represented an increase of $7,872 or 6.9% over net revenues for the three months ended March 31, 1996 of $114,636. Net revenues in the 1997 quarter included $104,463 from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products, and $8,841 from the sale of CK/Calvin Klein Khakis products (collectively "Calvin Klein Jeans Labels"), totaling $113,304. This represents a net decrease of $301 compared to net revenue of $113,605 generated from the sale of Calvin Klein Jeans Label products during the three months ended March 31, 1996. This slight net sales decrease is comprised of an increase in khaki net sales of $2,436, offset by a decrease in jeanswear net sales of $2,737. This decrease in jeanswear sales is a result of the Company's strategic decision to tighten the Company's product distribution in order to reinforce the exclusivity of the Calvin Klein Jeanswear brand and to position its business for increased long-term profitability. The Company experienced sales growth for the three months ended March 31, 1997, as compared to the prior year period, in the womens (including petites) and juniors lines, which was offset by a decline in the mens line, specifically in jeanswear sales, as the Company reduced jeanswear distribution to specialty stores which carried its mens line. The quarter ended March 31, 1996 included $1,330 of sales to the CK Outlet Stores, which were acquired by the Company in November 1996.

The Company recorded $7,410 of net revenues from the CK Outlet Stores during the three months ended March 31, 1997.

Royalty income earned during the three months ended March 31, 1997 was approximately $1,794. The 1996 comparable quarter contained approximately $642 of royalty income. This increase is a result of additional sublicensing arrangements in effect during the three months ended March 31, 1997 as compared to the prior year quarter. The Company anticipates that royalty income will continue to increase during the remainder of 1997, as additional sublicensing arrangements, covering territories such as Latin America, begin to generate royalty earnings.

Gross Profit. Gross profit was $46,977 for the three months ended March 31, 1997, an increase of $3,162 from the 1996 comparable quarter gross profit of $43,815. The gross profit percentage was 38.3% for the 1997 quarter, an increase from 38.2% in the 1996 quarter. The gross profit percentage on the sale of Calvin Klein Jeans Label products was 38.0% for the 1997 quarter, compared to 38.2% in the 1996 quarter. The lower 1997 gross margin is impacted by the costs of using both an independent overseas sourcing agent as well as our own overseas sourcing agent during the 1997 quarter. The Company established its own office in Hong Kong during the fourth quarter of 1996 to more effectively manage Asian production, quality control and prices. The Company expects to discontinue use of the independent overseas sourcing agent by the second half of 1997.

The CK Outlet Stores generated gross profit of approximately 40.1% during the 1997 quarter.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $33,588 or 27.4% of net revenues for the three months ended March 31, 1997, an increase of $6,441 from $27,147 or 23.7% of net revenues for the three months ended March 31, 1996. SG&A expenses related to the sale of Calvin Klein Jeans Label products were $30,676, or 26.8% of net revenues for the 1997 quarter, compared with $26,042, or 22.8% of net revenues for the comparable 1996 quarter. The increased SG&A expenses related to the Calvin Klein Jeans label products in the 1997 quarter, as compared to the 1996 quarter, are attributable to costs associated with the installation and operation of the shop-in-shops in department stores, increased distribution costs, and general increased costs necessary to support the business growth. The Company expects to continue to incur costs during the remainder of 1997 related to a shop-in-shop maintenance program and a retail store specialist program.

Offsetting the increase in SG&A expenses is $885 representing the recovery of start-up costs related to the license agreement with Donna Karan International. On March 5, 1997, the license was terminated by mutual agreement and the Company was reimbursed for all expenses incurred in connection with the start-up of that business.

The CK Outlet Stores incurred approximately $3,201 of SG&A expenses for the three months ended March 31, 1997, which represented approximately 43.2% of net sales contributed by that company. The Company anticipates that SG&A expenses for the CK Outlet Stores will remain at this level in the foreseeable future, as the Company opens additional CK Outlet Stores and incurs related start-up costs. As the Company realizes sales growth from its investment, it anticipates that its SG&A expenses related to the CK Outlet Stores, as a percentage of net sales, will decrease.

Interest expense, net. Interest expense for the three months ended March 31, 1997 was $778, as compared to $4,525 for the three months ended March 31, 1996. This decrease is due to the payment in full of amounts outstanding under the revolving credit facility, the term loan and the senior subordinated debt with the net proceeds of the initial public offering in May 1996 and the sale of the 6% Convertible Trust Originated Preferred Securities (the "Preferred Securities") in November 1996.

Interest expense also includes the reversal of $877 of imputed interest related to the non-interest bearing licensing rights payable recorded pursuant to the license agreement with Donna Karan International. The license agreement was terminated by mutual agreement on March 5, 1997.

Provision for income taxes. The provision for income taxes was $5,171 or 41.0% of pre-tax income for the three months ended March 31, 1996, as compared to $5,586 or 46.0% of pre-tax income for the three months ended March 31, 1996. The lower effective tax rate in 1997, as compared to 1996, is principally attributable to lower state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's future business growth will be accomplished through continued investments in working capital (primarily receivables and inventory), capital expenditures, costs related to continued upgrading of distribution and management information systems and costs related to the shop-in-shop program. In addition, the Company will require funds for the opening of additional CK Outlet Stores.

The Company's current credit agreement (the "Credit Agreement") provides the Company with a revolving credit facility for the issuance of loans and letters of credit up to $150,000, limited, in the aggregate, to specified percentages of eligible factored receivables and inventory, as defined, and, with respect to open letters of credit, limited to $45,000 At March 31, 1997, there were no amounts outstanding under the Credit Agreement, except for $13,560 for open letters of credit.

On April 16, 1997, the Company signed a commitment letter with a new lender for a $200,000 credit facility (the "New Credit Facility") for loans, which includes a $45,000 sub-limit for the issuance of letters of credit and an annual $30,000 sub-limit for acquisition financing. The New Credit Facility will expire on the fifth anniversary of the closing date thereof. The interest rates on the New Credit Facility will be at either the Prime Rate or the Federal Funds rate, plus an applicable margin, or LIBOR plus an applicable margin. The commitment letter expires on June 30, 1997. The New Credit Facility will replace the Company's existing $150,000 revolving credit facility.

The Company currently finances its operations primarily through cash flows generated from operations and, prior to the November 6, 1996 offering of Preferred Securities, from daily borrowings under its revolving credit facility. During the three months ended March 31, 1997 and 1996, the Company generated cash from operating activities of $17,263 and used cash in operating activities of $9,741, respectively. The 1997 period reflects an improved working capital position, primarily as a result of continued inventory management.

Net cash used in investing activities during the three months ended March 31, 1997 and 1996 was $4,832 and $925, respectively. The increase in investing activities consisted primarily of capital expenditures for equipment for distribution facilities and leasehold improvements, the final payment for the purchase of the CK Outlet Stores and a deposit related to an acquisition opportunity. As previously stated, the Company continues to pursue acquisitions. In the first quarter of 1997, a refundable deposit was made in connection with one such opportunity. However, there can be no assurance that this transaction or any other transaction under consideration will materialize. These expenditures were offset by the reimbursement from Donna Karan International Inc. of the initial license payment made in 1996 of $6,000.

During the three months ended March 31, 1997, the Company used approximately $92 in financing activities, which consisted of costs related to the issuance of the Preferred Securities. Net cash provided by financing activities during the three months ended March 31, 1996 was $10,666, which consisted primarily of increases in revolving credit loans.

The Company believes that its sources of financing, including the proceeds from the offering of Preferred Securities and the borrowings available under the existing revolving credit facility or the New Credit Facility , are adequate to fund its current level of operations and its expected growth through 1998. The Company currently plans to install approximately 200-250 Calvin Klein Jeans Label shop-in-shops during 1997 at an estimated aggregate cost of approximately $7,000. The Company also expects to incur capital expenditures for opening additional CK Outlet Stores of approximately $5,000 during 1997, as well as additional general 1997 capital expenditures of approximately $5,000. Furthermore, the Company will require funds to complete any future acquisitions. These costs will be funded from cash flows generated from operations or from borrowings under a credit agreement.

SEASONALITY

The Company's business is affected by general seasonal trends that are characteristic of the apparel industry. In the Company's segment of the apparel industry, sales typically are higher in the first and third quarters and lower in the second and fourth quarters.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Incorporated by reference to Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a).     Exhibits
None.

(b).     Reports on Form 8-K
 A report on Form 8-K was filed with the Securities and Exchange Commission dated March 5, 1997, which contained Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Designer Holdings Ltd.

Date: May 15, 1996                  By: /s/ Maurice Dickson
                                       -------------------------------------
                                    Maurice Dickson
                                    Executive Vice President, Treasurer and
                                    Chief Financial Officer