Form 10-Q
period 1997-06-30
DESIGNER HOLDINGS LTD
filed 1997-08-14
CIK 1010472

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares outstanding of the registrant's Common Stock as of August 12, 1997 is as follows: 32,159,334

                             DESIGNER HOLDINGS LTD.

                                      INDEX


                                                                                     Page No.
                                                                                     --------
Part I - Financial Information

         Item 1.  Financial Statements:
                   Condensed Consolidated Balance Sheets as of
                           June 30, 1997 and December 31, 1996                          3

                  Condensed Consolidated Statements of Operations
                           For the Three and Six Months Ended June 30,
                           1997 and 1996                                                4

                  Condensed Consolidated Statements of Cash Flows
                           For the Six Months Ended June 30,
                           1997 and 1996                                                5

                  Notes to Condensed Consolidated Financial Statements                 6-8

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                         9-12
Part II - Other Information

         Item 1.  Legal Proceedings                                                     13

         Item 6.  Exhibits and Reports on Form 8-K                                      13

Signatures                                                                              14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                             DESIGNER HOLDINGS LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1997           1996
                                                               -----------     -----------
                                                               (Unaudited)
                                     ASSETS
Current assets:
         Cash                                                    $ 63,100       $ 41,395
         Receivables, net                                          90,363        109,407
         Inventory                                                 98,334         97,013
         Deferred tax assets                                        9,657         11,998
         Prepaid income taxes                                       7,213          2,137
         Prepaid expenses and other
           current assets                                          15,512          8,869
                                                                 --------       --------
                  Total current assets                            284,179        270,819
Property, plant and equipment, net                                 14,234         11,574
Prepaid royalties, net                                              3,813          4,588
Intangible assets, net                                             53,343        108,314
Deferred refinancing costs, net                                     6,397          6,744
Other assets                                                        6,833          4,920
                                                                 --------       --------
                  Total assets                                   $368,799       $406,959
                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                        $ 31,579       $ 27,447
         Accrued expenses                                          19,664         24,007
                                                                 --------       --------
                  Total current liabilities                        51,243         51,454
Licensing rights payable                                                          48,614
Deferred tax liabilities                                              616            969

Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of Designer
  Finance Trust Holding Solely Convertible
  Debentures                                                      120,000        120,000

Commitments and contingencies
Stockholders' equity:
         Common stock, par value $.01 per share;
           authorized 75,000,000 shares; issued and
           outstanding 32,159,334 shares                              321            321
         Paid-in capital                                          148,236        148,236
         Retained earnings                                         48,383         37,365
                                                                 --------       --------
                  Total stockholders' equity                      196,940        185,922
                                                                 --------       --------
                  Total liabilities and
                    stockholders' equity                         $368,799       $406,959
                                                                 ========       ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)



                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    JUNE 30,                              JUNE 30,
                                          -----------------------------       -----------------------------
                                             1997              1996               1997              1996
                                          -----------       -----------       -----------       -----------
                                                   (Unaudited)                           (Unaudited)
Net revenues                              $   104,347       $   104,967       $   226,855       $   219,603
Cost of goods sold                             62,763            65,700           138,294           136,521
                                          -----------       -----------       -----------       -----------
         Gross profit                          41,584            39,267            88,561            83,082
Selling, general and administrative
         expenses                              34,206            27,938            67,794            55,085
                                          -----------       -----------       -----------       -----------
         Operating income                       7,378            11,329            20,767            27,997
Interest expense, net                           1,315             3,110             2,093             7,635
                                          -----------       -----------       -----------       -----------
         Income before income taxes             6,063             8,219            18,674            20,362
Provision for income taxes                      2,485             3,781             7,656             9,367
                                          -----------       -----------       -----------       -----------
Net income before
         extraordinary item                     3,578             4,438            11,018            10,995

Extraordinary loss on
         debt extinguishment                       --             2,256                --             2,256

         Net income                       $     3,578       $     2,182       $    11,018       $     8,739
                                          ===========       ===========       ===========       ===========

Net income per share before
         extraordinary item               $       .11       $       .15       $       .34       $       .41
                                          ===========       ===========       ===========       ===========

Net income per share                      $       .11       $       .07       $       .34       $       .33
                                          ===========       ===========       ===========       ===========

Weighted average common shares
         outstanding                       32,159,334        29,420,233        32,159,334        26,827,051
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

                             DESIGNER HOLDINGS LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ------------------------
                                                                         1997            1996
                                                                       --------        --------
                                                                                (Unaudited)
Cash flows from operating activities:
  Net income                                                           $ 11,018        $  8,739
 Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
         Depreciation                                                     1,180             571
         Amortization                                                     1,016           1,438
         Deferred interest                                                               (1,653)
         Deferred income taxes                                            1,988          (3,572)
         Extraordinary item                                                               4,103
         Changes in assets and liabilities:
           Receivables                                                   19,044          18,214
           Inventory                                                     (1,321)        (16,334)
           Prepaid expenses                                                (657)         (2,964)
           Prepaid royalties                                              1,000           1,000
           Other assets                                                  (2,323)         (1,294)
           Accounts payable                                               4,132           6,387
           Accrued expenses                                              (2,281)        (12,346)
           Income taxes payable                                          (5,076)        (10,966)
                                                                       --------        --------
             Net cash provided by (used in) operating activities         27,720          (8,677)
                                                                       --------        --------

Cash flows from investing activities:
   Reimbursement of DKNY Jeans license payment                            6,000
   Deposit                                                               (6,750)
   Repayment of deposit                                                     764
   Payment for Calvin Klein Outlet Stores purchase                       (2,062)
   Additions to property, plant and equipment                            (3,839)         (2,657)
                                                                       --------        --------
         Net cash used in investing activities                           (5,887)         (2,657)
                                                                       --------        --------

Cash flows from financing activities:
   Decrease in revolving credit loans                                                   (53,719)
   Repayment of term loan                                                               (10,000)
   Repayment of subordinated debt                                                       (30,000)
   Proceeds from sale of common stock                                                   119,700
   Payment of debt retirement costs                                                      (2,998)
   Payment of stock issuance costs                                                      (11,649)
   Payment of financing costs                                              (128)
                                                                       --------        --------
Net cash (used in) provided by financing activities                        (128)         11,334
                                                                       --------        --------

         Net increase in cash                                            21,705              --
         Cash, beginning of period                                       41,395              --
                                                                       --------        --------
         Cash, end of period                                           $ 63,100        $     --
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

2. INVENTORY:


Inventory consists of the following:

                                         JUNE 30,    DECEMBER 31,
                                           1997          1996
                                         -------       -------
                   Raw materials         $ 1,517       $ 2,742
                   Work-in-process         2,436         2,616
                   Finished goods         94,381        91,655
                                         -------       -------
                                         $98,334       $97,013
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

As a result of the termination, the intangible licensing rights and licensing rights payable were removed from the accounts in the first quarter of 1997, resulting in the reversal of the interest discount amortized in 1996 of $877. This reversal is included in interest expense, net in the condensed consolidated statements of operations for the six months ended June 30, 1997. Additionally, 1996 start-up costs of approximately $885 related to the DKNY Jeans License were recovered. This recovery is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 1997.

4. CREDIT AGREEMENTS:

On April 16, 1997, the Company signed a commitment letter with a new lender for an aggregate commitment of $200,000 (the "New Credit Facility") which will consist of a revolving credit facility, which includes a $45,000 sub-limit for the issuance of letters of credit and an annual $40,000 sub-limit for acquisition financing. The Company has recently reevaluated its financing needs and has lowered the aggregate revolving credit facility requested to $150,000. The borrowings under the New Credit Facility will expire on the fifth anniversary of the closing date thereof. The interest rates on the New Credit Facility will be at either the Prime Rate or the Federal Funds Rate, plus an applicable margin, or LIBOR plus an applicable margin. The Company expects to close on this facility during the third quarter of 1997. The New Credit Facility will replace the existing $150,000 facility.

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

The amount of the minimum annual royalty payments due under the Sublicense Agreement is sufficient to recover the amount of goodwill included in intangible assets applicable to the Rio and Bill Blass businesses. However, the minimum royalty payments related to the Bill Blass business is dependent upon the Company renewing the Bill Blass Agreement which expires on December 31, 1997. The Company is in discussions with Bill Blass Ltd. to negotiate a new agreement for the continuation of the license. If negotiations are not successful, the Bill Blass Agreement would expire on December 31, 1997, and the Company would write down its goodwill related to the Bill Blass Labels which, at June 30, 1997, was approximately $10,315. With respect to the Rio license, the sublicensee has elected to curtail distribution of products sold under the Rio label in 1997. The Company has notified the sublicensee that it must fulfill its commitment to minimum royalties due under the Sublicense Agreement.

LITIGATION:

In 1990, an action was filed against Rio Sportswear and certain other defendants alleging, among other things, that Rio Sportswear infringed a patent held by the plaintiffs relating to acid wash processes used in the manufacture of jeanswear having a random fade effect. Similar suits are pending against the major manufacturers of such jeanswear. The plaintiffs seek damages against all defendants in unspecified amounts. A trial is scheduled to begin in November 1997. The parties are currently discussing settlement. If the parties are unable to reach a settlement, Rio Sportswear intends to contest the action vigorously. The outcome of litigation is inherently unpredictable and, in the event that no settlement is reached and Rio Sportswear is found to have infringed the patent in suit, damages and attorney's fees could be assessed against Rio Sportswear. No assurance can be given that such damages and fees would not have a material adverse effect upon the Company's results of operations or cash flows in the period in which the judgment is rendered; however, the Company believes that any such damages and fees would not have a material adverse effect upon the Company's financial position.

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

GENERAL

The results of operations for the six months ended June 30, 1997 reflect net revenues generated and expenses incurred from the sale of Calvin Klein Jeans Label products, net revenues generated and expenses incurred from the operation of Outlet Stores, Inc. (d/b/a CK Outlet Stores), as well as royalty income earned and certain contractual expenses incurred related to sales of (i) Rio label and Bill Blass label products, which the Company licensed effective January 1, 1996 to Commerce Clothing Company, L.L.C. ("Commerce Clothing "),
(ii) Calvin Klein Jeans Label childrens apparel, within the United States, for which the Company entered into a sub-licensing agreement effective January 1, 1996 with Commerce Clothing and (iii) certain other licensing agreements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net revenues:

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
                                                   ------------------        ------------------
                                                    1997         1996        1997         1996
                                                   -----        -----        -----        -----
                                                      (Unaudited)               (Unaudited)
Net revenues                                       100.0%       100.0%       100.0%       100.0%
Cost of goods sold                                  60.1         62.6         61.0         62.2
                                                   -----        -----        -----        -----
         Gross profit                               39.9         37.4         39.0         37.8
Selling, general and administrative expenses        32.8         26.6         29.9         25.1
                                                   -----        -----        -----        -----
Operating income                                     7.1%        10.8%         9.2%        12.7%
                                                   =====        =====        =====        =====

Net Revenues. Net revenues for the three months ended June 30, 1997 were $104,347, a slight decrease as compared to net revenues for the three months ended June 30, 1996 of $104,967. Net revenues in the 1997 quarter included $82,075 from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products, and $10,297 from the sale of CK/Calvin Klein Khakis products (collectively "Calvin Klein Jeans Labels"), totaling $92,372. This represents a net decrease of $10,924 compared to net revenue of $103,296 generated from the sale of Calvin Klein Jeans Label products during the three months ended June 30, 1996. This net sales decrease is comprised of an increase in khaki net sales of $5,650, offset by a decrease in jeanswear net sales of $16,574. The Company experienced sales growth in the womens (including petites) line for the three months ended June 30, 1997, as compared to the prior year period, which was offset by a decline in the mens and juniors lines, specifically in jeanswear sales, as the Company's sales were impacted by (i) an oversupply of product and increased competition in a weaker-than-expected retail apparel market, and (ii) the continued effect of reduced jeanswear distribution to specialty stores which carried its mens line, as a result of the Company's strategic decision to tighten the Company's product distribution in order to reinforce the exclusive image of the Calvin Klein Jeanswear brand which the Company believes would help to maintain increased long-term profitability. The quarter ended June 30, 1996 included $2,065 of sales to the CK Outlet Stores, which were acquired by the Company in November 1996.

The Company recorded $10,006 of net revenues from the CK Outlet Stores during the three months ended June 30, 1997.

Royalty income earned during the three months ended June 30, 1997 was approximately $1,969. The 1996 comparable quarter contained approximately $1,493 of royalty income. This increase is a result of additional sublicensing arrangements in effect during the three months ended June 30, 1997 as compared to the prior year quarter. The Company anticipates that royalty income will continue to increase during the remainder of 1997, as additional sublicensing arrangements, covering territories such as Latin America and Mexico, continue to generate royalty earnings.

Net revenues for the six months ended June 30, 1997 were $226,855, which represented an increase of $7,252 or 3.3% over net revenues for the six months ended June 30, 1996 of $219,603. Net revenues for the first half of 1997 included $186,538 from the sale of Calvin Klein Jeans and CK/Calvin Klein Jeans products, and $19,138 from the sale of CK/Calvin Klein Khakis products (collectively "Calvin Klein Jeans Labels"), totaling $205,676. This represents a net decrease of $11,225 compared to net revenue of $216,901 generated from the sale of Calvin Klein Jeans Label products during the six months ended June 30, 1996. This net sales decrease is comprised of an increase in khaki net sales of $8,086, offset by a decrease in jeanswear net sales of $19,311. The Company experienced sales growth in the womens (including petites) line during the first half of 1997, as compared to the prior year period, which was offset by a decline in the mens and juniors lines, specifically in jeanswear sales, for the reasons explained. The first half of 1996 included $3,395 of sales to the CK Outlet Stores, which were acquired by the Company in November 1996.

The Company recorded $17,416 of net revenues generated by the CK Outlet Stores during the six months ended June 30, 1997.

Royalty income earned during the six months ended June 30, 1997 was approximately $3,763, as compared to approximately $2,135 of royalty income earned during the first half of 1996. This increase is due to the above-mentioned reasons.

The Company anticipates that net sales of Calvin Klein Jeans and CK/Calvin Klein Jeans Label products for 1997 will be below levels achieved during 1996 due to an industry oversupply of product, a slower-than-expected retail market and increased competition in the jeanswear business, and that this trend will continue into 1998.

Gross Profit. Gross profit was $41,584 for the three months ended June 30, 1997, an increase of $2,317 from the 1996 comparable quarter gross profit of $39,267. The gross profit percentage was 39.9% for the 1997 quarter, an increase from 37.4% in the 1996 quarter. The gross profit percentage on the sale of Calvin Klein Jeans Label products was 39.7% for the 1997 quarter, compared to 37.3% in the 1996 quarter. This increase in gross profit percentage is driven by (i) the elimination from the 1997 second quarter of jeanswear sales to certain specialty stores which were at a lower margin (ii) overall sourcing efficiencies, including those generated by an internal sourcing agent located in Hong Kong, which began during the first quarter of 1997, and (iii) higher royalty income earned in the 1997 quarter compared to the 1996 quarter.

The CK Outlet Stores generated gross profit of approximately $3,912, or 39.1% of related net sales, during the 1997 quarter.

Gross profit was $88,561 during the six months ended June 30, 1997, an increase of $5,479 from the first half of 1996 gross profit of $83,082. Gross profit percentage improved to 39.0% in the first half of 1997, compared to 37.8% recorded for the first half of 1996. The gross profit percentage on the sale of Calvin Klein Jeans Label products was 38.7% for the first half of 1997, compared to 37.8% during the first half of 1996, which improvement was due to the above-mentioned reasons.

The CK Outlet Stores generated gross profit of approximately $6,883, or 39.5% of related net sales, during the first half of 1997.

The Company anticipates that for the remainder of 1997, the gross profit percentage will decrease from levels achieved during the first half of 1997. The Company will be selling at a lower margin in order to decrease inventory levels which have grown due to lower than anticipated sales caused by industry oversupply, a slower than expected retail market and increased competition for jeanswear products. During 1998, the Company expects its gross profit percentage to increase over 1997 levels.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses were $34,206 or 32.8% of net revenues for the three months ended June 30, 1997, an increase of $6,268 from $27,938 or 26.6% of net revenues for the three months ended June 30, 1996. SG&A expenses related to the sale of Calvin Klein Jeans Label products were $29,320, or 31.2% of related net revenues for the 1997 quarter, compared with $27,237, or 26.2% of related net revenues for the comparable 1996 quarter. The increased SG&A expenses related to the Calvin Klein Jeans label products in the 1997 quarter, as compared to the 1996 quarter, are attributable to costs associated with the installation and operation of the shop-in-shops in department stores, increased distribution costs, and general increased costs necessary to support the business.

The CK Outlet Stores incurred approximately $4,316 of SG&A expenses for the three months ended June 30, 1997, which represented approximately 43.1% of net sales contributed by that company. The Company anticipates that SG&A expenses for the CK Outlet Stores will remain at this level in the foreseeable future, as the Company opens additional CK Outlet Stores and incurs related start-up costs. As the Company realizes sales growth from its investment, it anticipates that its SG&A expenses related to the CK Outlet Stores, as a percentage of net sales, will decrease.

Selling, general and administrative ("SG&A") expenses were $67,794 or 29.9% of net revenues for the six months ended June 30, 1997, an increase of $12,709 from $55,085 or 25.1% of net revenues for the six months ended June 30, 1996. SG&A expenses related to the sale of Calvin Klein Jeans Label products were $59,996, or 28.8% of net revenues for the first half of 1997, compared with $53,279, or 24.4% of net revenues for the comparable 1996 quarter. The increased SG&A expenses related to the Calvin Klein Jeans label products in the first half of 1997, as compared to the 1996 comparable period, are attributable to the reasons discussed above.

The CK Outlet Stores incurred approximately $7,517 of SG&A expenses for the six months ended June 30, 1997, which represented approximately 43.2% of net sales contributed by that company.

Offsetting the increase in SG&A expenses is $885 representing the recovery of start-up costs related to the license agreement with Donna Karan International, which costs were recorded during the fourth quarter of 1996. On March 5, 1997, the license was terminated by mutual agreement and the Company was reimbursed for all expenses incurred in connection with the start-up of that business.

The Company expects that during the second half of 1997, it will continue to incur costs related to a shop-in-shop maintenance program, a retail store specialist program and the introduction of a new shop-in-shop design. In an effort to improve its business, the Company expects to implement a series of cost-cutting measures, which include generating additional efficiencies within the transportation, distribution and production areas, and expects to reduce certain other SG&A expenses, including head count, to reflect the lower sales levels and become more efficient. The Company believes that during 1998, SG&A expenses in dollars will decrease over 1997 levels, due to certain cost-cutting measures. However, it is expected that during 1998, SG&A expenses as a percentage of net sales will increase over 1997 levels due to its anticipated lower sales levels, as previously discussed.

Interest expense, net. Interest expense for the three months ended June 30, 1997 was $1,315, as compared to $3,110 for the three months ended June 30, 1996. This decrease is due to the payment in full of amounts outstanding under the revolving credit facility, the term loan and the senior subordinated debt with the net proceeds of the initial public offering in May 1996 and the sale of the 6% Convertible Trust Originated Preferred Securities (the "Preferred Securities") in November 1996, and the absence of any borrowings under the revolving credit facility during the three months ended June 30, 1997.

Interest expense for the six months ended June 30, 1997 was $2,093, as compared to $7,635 for the six months ended June 30, 1996. This decrease in interest expense is due to the reasons described above and the reversal of $877 of imputed interest related to the non-interest bearing licensing rights payable recorded pursuant to the license agreement with Donna Karan International. The license agreement was terminated by mutual agreement on March 5, 1997.

Provision for income taxes. The provision for income taxes was $2,485 or 41.0% of pre-tax income for the three months ended June 30, 1997, as compared to $3,781 or 46.0% of pre-tax income for the three months ended June 30, 1996. The provision for income taxes was $7,656 or 41.0% for the first half of 1997, as compared to $9,367 or 46.0% for the first half of 1996. The lower effective tax rate in 1997, as compared to 1996, is principally attributable to lower state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's infrastructure will be maintained through continued investments in working capital (primarily receivables and inventory), capital expenditures, costs related to continued upgrading of distribution and management information systems and costs related to the shop-in-shop program (including the introduction of a new shop-in-shop design concept in certain of it's top-performing department store doors). In addition, the

Company will require funds for the opening of additional CK Outlet Stores. The Company expects to implement a series of improvements which would strengthen its long-term operations, generate efficiencies in transportation, distribution and production, and reduce other SG&A expenses, including headcount.

The Company's current credit agreement (the "Credit Agreement") provides the Company with a revolving credit facility for the issuance of loans and letters of credit up to $150,000, limited, in the aggregate, to specified percentages of eligible factored receivables and inventory, as defined, and, with respect to open letters of credit, limited to $45,000 At June 30, 1997, there were no amounts outstanding under the Credit Agreement, except for $20,299 for open letters of credit.

On April 16, 1997, the Company signed a commitment letter with a new lender for a $200,000 credit facility (the "New Credit Facility"),as amended, for loans, which includes a $45,000 sub-limit for the issuance of letters of credit and an annual $40,000 sub-limit for acquisition financing. The Company has recently reevaluated its financing needs and has lowered the aggregate revolving credit facility requested to $150,000. The New Credit Facility will expire on the fifth anniversary of the closing date thereof. The interest rates on the New Credit Facility will be at either the Prime Rate or the Federal Funds rate, plus an applicable margin, or LIBOR plus an applicable margin. The Company expects to close on the New Credit Facility in the third quarter of 1997. The New Credit Facility will replace the Company's existing $150,000 revolving credit facility.

The Company currently finances its operations primarily through cash flows generated from operations and, prior to the November 6, 1996 offering of Preferred Securities, from daily borrowings under its revolving credit facility. During the six months ended June 30, 1997 and 1996, the Company generated cash from operating activities of $27,720 and used cash in operating activities of $8,677, respectively. The 1997 period reflects an improved working capital position, primarily due to the lack of short-term bank debt and a cash balance from the proceeds of the offering of Preferred Securities.

Net cash used in investing activities during the six months ended June 30, 1997 and 1996 was $5,887 and $2,657, respectively. The increase in investing activities consisted primarily of capital expenditures for equipment for distribution facilities and leasehold improvements, the final payment for the purchase of the CK Outlet Stores and a deposit related to an acquisition opportunity. As previously stated, the Company continues to pursue acquisitions. In the first quarter of 1997, a refundable deposit was made in connection with one such opportunity. However, there can be no assurance that this transaction or any other transaction under consideration will materialize. These 1997 expenditures were offset by the reimbursement from Donna Karan International Inc. of the initial license payment made in 1996 of $6,000.

During the six months ended June 30, 1997, the Company used approximately $128 in financing activities, which consisted of costs related to the issuance of the Preferred Securities. Net cash provided by financing activities during the six months ended June 30, 1996 was $11,334, which consisted primarily of the proceeds from the sale of common stock from the Company's initial public offering offset by the payment of stock issuance costs, repayments of the term loan, subordinated debt and related debt retirement costs, and decreases in revolving credit loans.

The Company believes that its sources of financing, including the borrowings available under the existing revolving credit facility or the New Credit Facility , are adequate to fund its current level of operations and its expected growth through 1998. The Company installed approximately 100 Calvin Klein Jeans Label shop-in-shops during the first half of 1997, and currently plans to install approximately 75-100 additional shop-in-shops, all at an estimated aggregate cost of approximately $7,000. The Company also expects to incur capital expenditures for opening additional CK Outlet Stores of approximately $5,000 during 1997, as well as additional general 1997 capital expenditures of approximately $5,000. Furthermore, the Company will require funds to complete any future acquisitions. These costs will be funded from cash flows generated from operations or from borrowings under a credit agreement.

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

(b).     Reports on Form 8-K
None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Designer Holdings Ltd.

Date: August 14, 1997                  By: /s/ MAURICE DICKSON
                                          ------------------------------------
                                       Maurice Dickson
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer