Form 10-Q
period 1997-09-30
DESIGNER HOLDINGS LTD
filed 1997-11-14
CIK 1010472

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-11707

                            ------------------------

                             DESIGNER HOLDINGS LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                  13-3818542
             (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]      No [ ]

     The number of shares outstanding of the registrant's Common Stock as of November 10, 1997 is as follows: 32,139,334

________________________________________________________________________________

                             DESIGNER HOLDINGS LTD.
                                     INDEX

                                                                                                          PAGE NO.
                                                                                                          --------

Part I -- Financial Information
     Item 1. Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.........         3
          Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September
          30, 1997 and 1996............................................................................         4
          Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 1997
          and 1996.....................................................................................         5
          Notes to Condensed Consolidated Financial Statements.........................................       6-9
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....     10-13

Part II -- Other Information
     Item 1. Legal Proceedings.........................................................................        14
     Item 6. Exhibits and Reports on Form 8-K..........................................................        14
Signature..............................................................................................        15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DESIGNER HOLDINGS LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         1997              1996
                                                                                     -------------     ------------
                                                                                      (UNAUDITED)
                                                                                      (IN THOUSANDS, EXCEPT SHARE
                                                                                                 DATA)
                                      ASSETS
Current assets:
     Cash.........................................................................     $  55,805         $ 41,395
     Receivables, net.............................................................       107,625          109,407
     Inventory....................................................................        92,312           97,013
     Deferred tax assets..........................................................        12,042           11,998
     Prepaid income taxes.........................................................         6,076            2,137
     Prepaid expenses and other current assets....................................         6,875            8,869
                                                                                     -------------     ------------
          Total current assets....................................................       280,735          270,819
Property, plant and equipment, net................................................        15,780           11,574
Prepaid royalties, net............................................................         3,425            4,588
Intangible assets, net............................................................        43,004          108,314
Deferred financing costs, net.....................................................         5,730            6,744
Other assets......................................................................         7,399            4,920
                                                                                     -------------     ------------
          Total assets............................................................     $ 356,073         $406,959
                                                                                     -------------     ------------
                                                                                     -------------     ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................................     $  28,300         $ 27,447
     Accrued expenses.............................................................        21,488           24,007
                                                                                     -------------     ------------
          Total current liabilities...............................................        49,788           51,454
Licensing rights payable..........................................................                         48,614
Deferred tax liabilities..........................................................           517              969
Company-obligated mandatorily redeemable convertible preferred securities of
  Designer Finance Trust Holding solely convertible debentures....................       120,000          120,000
Commitments and contingencies
Stockholders' equity:
     Common stock, par value $.01 per share; authorized 75,000,000 shares; issued
      and outstanding 32,139,334 and 32,159,334 shares, respectively..............           321              321
     Paid-in capital..............................................................       148,842          148,236
     Retained earnings............................................................        36,732           37,365
                                                                                     -------------     ------------
                                                                                         185,895          185,922
     Less: Treasury stock, 20,000 shares at cost..................................          (127)
                                                                                     -------------     ------------
          Total stockholders' equity..............................................       185,768          185,922
                                                                                     -------------     ------------
Total liabilities and stockholders' equity........................................     $ 356,073         $406,959
                                                                                     -------------     ------------
                                                                                     -------------     ------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                            ----------------------      ----------------------
                                                              1997          1996          1997          1996
                                                            --------      --------      --------      --------
                                                                               (UNAUDITED)
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)

Net revenues...........................................     $138,194      $136,884      $365,049      $356,487
Cost of goods sold.....................................       91,486        84,396       229,780       220,917
                                                            --------      --------      --------      --------
     Gross profit......................................       46,708        52,488       135,269       135,570
Selling, general and administrative expenses...........       41,835        30,099       109,629        85,184
Restructuring and impairment charge....................       14,714                      14,714
                                                            --------      --------      --------      --------
     Operating income (loss)...........................       (9,841)       22,389        10,926        50,386
Interest expense, net..................................        1,364         1,527         3,457         9,162
                                                            --------      --------      --------      --------
     Income (loss) before income taxes and
       extraordinary item..............................      (11,205)       20,862         7,469        41,224
Provision (benefit) for income taxes...................         (461)        9,596         7,195        18,963
                                                            --------      --------      --------      --------
     Income (loss) before extraordinary item...........      (10,744)       11,266           274        22,261
Extraordinary loss on debt extinguishment, net of tax
  benefit of $629 and $1,847, respectively.............          907                         907         2,256
                                                            --------      --------      --------      --------
     Net income (loss).................................     $(11,651)     $ 11,266      $   (633)     $ 20,005
                                                            --------      --------      --------      --------
                                                            --------      --------      --------      --------
Net income (loss) per share before extraordinary
  item.................................................      $(.33)         $.35          $.01          $.78
                                                             ------         ----         ------         ----
                                                             ------         ----         ------         ----
Net income (loss) per share............................      $(.36)         $.35         $(.02)         $.70
                                                             ------         ----         ------         ----
                                                             ------         ----         ------         ----

Weighted average common shares outstanding.............   32,151,399    32,477,222    32,156,689    28,710,441
                                                          ----------    ----------    ----------    ----------
                                                          ----------    ----------    ----------    ----------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ---------------------
                                                                                               1997         1996
                                                                                             ---------    --------
                                                                                                  (UNAUDITED)
                                                                                                (IN THOUSANDS)

Cash flows from operating activities:
     Net income (loss)....................................................................    $  (633)    $ 20,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation.........................................................................      1,883          997
     Amortization.........................................................................      1,812        2,270
     Non-cash restructuring and impairment charge.........................................     13,392
     Stock option grant...................................................................        606
     Extraordinary item...................................................................      1,536        4,103
     Deferred interest....................................................................                  (1,653)
     Deferred income taxes................................................................       (496)          11
     Changes in assets and liabilities:
          Receivables.....................................................................         48        2,444
          Inventory.......................................................................      4,701      (21,468)
          Prepaid income taxes............................................................     (3,939)       --
          Prepaid expenses and other current assets.......................................      2,333       (1,235)
          Prepaid royalties...............................................................      1,500        1,500
          Other assets....................................................................     (3,902)      (2,806)
          Accounts payable................................................................        853       13,566
          Accrued expenses................................................................     (1,480)      (8,337)
          Income taxes payable............................................................                 (10,865)
                                                                                             ---------    --------
               Net cash provided by (used in) operating activities........................     18,214       (1,468)
                                                                                             ---------    --------
Cash flows from investing activities:
     Reimbursement (acquisition) of DKNY Jeans license....................................      6,000       (6,000)
     Deposit..............................................................................     (6,750)
     Repayment of deposit.................................................................      6,411
     Payment for Calvin Klein Outlet Stores purchase......................................     (2,062)
     Additions to property, plant and equipment...........................................     (6,089)      (5,206)
                                                                                             ---------    --------
               Net cash used in investing activities......................................     (2,490)     (11,206)
                                                                                             ---------    --------
Cash flows from financing activities:
     Decrease in revolving credit loans...................................................                 (51,069)
     Repayment of term loan...............................................................                 (11,250)
     Repayment of subordinated debt.......................................................                 (30,000)
     Proceeds from sale of common stock...................................................                 119,640
     Payment of debt retirement costs.....................................................                  (2,998)
     Payment of stock issuance costs......................................................                 (11,649)
     Purchase of treasury stock...........................................................       (127)
     Payment of financing costs...........................................................     (1,187)
                                                                                             ---------    --------
               Net cash (used in) provided by financing activities........................     (1,314)      12,674
                                                                                             ---------    --------
               Net increase in cash.......................................................     14,410
Cash, beginning of period.................................................................     41,395
                                                                                             ---------    --------
               Cash, end of period........................................................    $55,805     $  --
                                                                                             ---------    --------
                                                                                             ---------    --------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             DESIGNER HOLDINGS LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ('SEC'). In the opinion of management, these statements include all adjustments, all of which were of a normal recurring nature, except the restructuring and impairment charge discussed in Note 3 below, considered necessary for a fair presentation of financial position, results of operations and cash flows. All significant intercompany balances and transactions have been eliminated. Results of operations for interim periods are not necessarily indicative of results for the full year.

     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

2. MERGER

     On September 24, 1997, the Board of Directors of the Company approved a merger of the Company with The Warnaco Group, Inc. ('Warnaco') (the 'Merger'). Pursuant to a merger agreement dated September 25, 1997, each stockholder of the Company will receive 0.324 of a share of Warnaco common stock for each share of the Company's common stock exchanged.

     On October 14, 1997, pursuant to a stock exchange agreement, Warnaco acquired from New Rio L.L.C. ('New Rio'), the Company's majority stockholder, and a former member of New Rio, approximately 51.3% of the outstanding common stock of the Company in exchange for newly issued common shares of Warnaco at the exchange ratio set forth above.

     The Merger is subject to the approval of the merger agreement by a majority vote of the stockholders of the Company, and the approval of the shares of Warnaco common stock to be issued in connection with the transaction by a majority vote of the stockholders of Warnaco voting. Meetings of the stockholders of each company are expected to be held on December 12, 1997 to vote on these matters.

     In connection with the stock exchange on October 14, 1997, Arnold H. Simon, President and Chief Executive Officer of the Company, terminated his employment agreement dated January 1, 1996 with the Company pursuant to the provisions set forth therein. As a result, Mr. Simon received compensation of approximately $7,800, of which approximately $2,300 was offset against outstanding loans and other amounts owed by Mr. Simon to the Company. In addition, the Company has committed to pay an aggregate of $3,500 to those employees whose stock options were canceled because their exercise price was equal to or greater than $11 per share on October 14, 1997. New Rio has also agreed to provide payments in equal amounts to such employees.

3. RESTRUCTURING AND IMPAIRMENT CHARGE

     In August 1997, the Company announced that it would be conducting a full review of its business to strengthen its long term operations, generate efficiencies in transportation, distribution and production, and reduce selling, general and administrative costs. In addition, the Company had been in discussions with Bill Blass Ltd. to negotiate a new amendment to its Bill Blass license, which was due to expire on December 31, 1997. In the third quarter, these discussions were discontinued (see Note 8). As a result of the above, the Company recorded a restructuring and impairment charge to operations of $14,714. Approximately $13,000 of this charge relates to the discontinuation of the Bill Blass license and consists of the write-down of impaired assets, including goodwill of approximately $10,000 and receivables of approximately $1,700, and other costs of terminating this business. The balance of the charge relates to

                             DESIGNER HOLDINGS LTD.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

(i) a loss on the sublease of the Company's North Arlington facility, which consists principally of the write-off of leasehold improvements that will not be recovered from the sublease rentals, and (ii) the write-down of shop-in-shop fixtures that do not meet the new design requirements of the Company's shop-in-shops program. The sublease of the North Arlington facility eliminated a distribution facility that did not meet the Company's distribution strategy.

4. NEW CREDIT FACILITY AND EXTRAORDINARY ITEM

     On August 20, 1997, the Company entered into a new credit facility for an aggregate commitment of $150,000 (the 'New Credit Facility'), consisting of a revolving credit facility, which includes a $45,000 sub-limit for the issuance of letters of credit, and an annual $40,000 sub-limit for acquisition financing. The interest rates on the New Credit Facility will be at either the Prime Rate or the Federal Funds Rate, plus an applicable margin, or LIBOR plus an applicable margin. The New Credit Facility expires on August 20, 2002, the fifth anniversary of the closing date thereof.

     It is anticipated that the New Credit Facility will be terminated upon completion of the Merger (see Note 2), and that the Company's financing requirements would then be serviced through Warnaco's credit facilities.

     Deferred financing costs related to completing the New Credit Facility approximated $2,000 and are being amortized using the straight-line method over the term of the underlying agreement. As a result of the New Credit Facility, the Company recorded an extraordinary charge in the third quarter of 1997 for the write-off of deferred financing costs related to a prior credit facility of approximately $907, net of taxes.

5. INVENTORY

     Inventory consists of the following:

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1997             1996
                                                                  -------------    ------------

Raw materials..................................................      $ 1,264         $  2,742
Work-in-process................................................        2,288            2,616
Finished goods.................................................       88,760           91,655
                                                                  -------------    ------------
                                                                     $92,312         $ 97,013
                                                                  -------------    ------------
                                                                  -------------    ------------

6. DKNY LICENSE

     On September 27, 1996, the Company entered into a 30-year licensing agreement (the 'DKNY Jeans License') with a subsidiary of Donna Karan International Inc. ('Donna Karan International') for the exclusive production, sale and distribution of mens, womens and, with certain exceptions, childrens jeanswear under the DKNY Jeans Label (the 'DKNY Jeans Label').

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

                             DESIGNER HOLDINGS LTD.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

     As a result of the termination, the intangible licensing rights and licensing rights payable were removed from the accounts in the first quarter of 1997, resulting in the reversal of the interest discount amortized in 1996 of $877. This reversal is included in interest expense, net in the condensed consolidated statements of operations for the nine months ended September 30, 1997. Additionally, 1996 start-up costs of approximately $885 related to the DKNY Jeans License were recovered. This recovery is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 1997.

7. INCOME TAXES

     The disproportionate level of income tax expense to pre-tax income in the three and nine months ended September 30, 1997 is a result of the write-off of $10,082 of non tax-deductible goodwill in the third quarter of 1997. Excluding the effect of the goodwill write-off, the lower effective tax rate in 1997 (41%), compared to 1996 (46%), is principally attributable to lower state and local income taxes.

8. COMMITMENTS AND CONTINGENCIES

RIO AND BILL BLASS LICENSES:

     Rio Sportswear, a wholly owned subsidiary of the Company, is a party to a licensing agreement with Bill Blass Ltd. which allows Rio Sportswear to use the Bill Blass labels in connection with the manufacture, distribution and sale of womens jeans and jeans-related skirts, dresses and jackets in the Western Hemisphere (the 'Bill Blass Agreement'). The Bill Blass Agreement requires royalty fee payments based on percentages of sales, as defined, subject to a minimum annual royalty fee payment of $1,000. The Bill Blass Agreement expires on December 31, 1997 and contains an option to renew for an additional three-year period and a further option to renew for an additional ten-year period for which minimum annual royalty fee payments during such ten-year period will increase to $1,500. The Bill Blass Agreement also contains annual minimum net sales requirements that, if not maintained, would allow Bill Blass Ltd. to terminate the Bill Blass Agreement.

     In December 1995, Rio Sportswear entered into an agreement (the 'Sublicense Agreement'), commencing January 1, 1996, and amended March 11, 1997, to (i) sublicense its rights under the Bill Blass Agreement, (ii) grant a license of its Rio tradename for use on a full line of products, exclusive of certain womens shirts and tops and childrenswear, and (iii) place the manufacture of its private label business, all with a manufacturer affiliated with a primary supplier to the company (the 'Sublicensee').

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

     The amount of the minimum annual royalty payments due under the Sublicense Agreement is sufficient to recover the amount of goodwill included in intangible assets applicable to the Rio and Bill Blass businesses. However, the minimum royalty payments related to the Bill Blass business is dependent upon the Company renewing the Bill Blass Agreement which expires on December 31, 1997. During the third quarter of 1997, the Company informed Bill Blass Ltd. that it would not renew the Bill Blass Agreement under its existing terms, and expressed interest in exploring other terms that would be more profitable for the Company. At the end of August 1997, these discussions were discontinued. Accordingly, during the third quarter of 1997, the Company has written-off its goodwill related to the Bill Blass Labels which, at September 30, 1997, aggregated $10,082. This write-off is included in the restructuring and impairment charge. With respect to the Rio Sublicense Agreement, the sublicensee

                             DESIGNER HOLDINGS LTD.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

has elected to curtail distribution of products sold under the Rio label in 1997 while fulfilling its obligation to make minimum royalty payments due under the Sublicense Agreement.

LITIGATION

     In 1990, an action was filed against Rio Sportswear and certain other defendants alleging, among other things, that Rio Sportswear infringed a patent held by the plaintiffs relating to acid wash processes used in the manufacture of jeanswear having a random fade effect. Similar suits were pending against the major manufacturers of such jeanswear. The plaintiffs sought damages against all defendants in unspecified amounts. The action was settled in October 1997 and the results of such settlement did not have a material effect on the Company's results of operations, cash flows, and financial position.

     Shortly after the announcement of a proposed transaction between Designer Holdings and Warnaco with respect to the Merger, three stockholders of the Company, Jacob J. Spinner, Yaakov Glatter and Sherry Berman, as custodian for Jordan Berman, filed lawsuits in the Delaware Court of Chancery challenging the transaction. The named plaintiff in each of the actions purports to maintain each individual action as a class action on behalf of Company stockholders. On October 30, 1997 the Court of Chancery signed an order which consolidated the three actions. Now captioned as, In re Designer Holdings Ltd. Shareholders Litigation, Consolidated Civil Action 15942, the consolidated complaint alleges that the directors of the Company breached their fiduciary duties to Company stockholders in approving the transaction. The complaint further alleges that the directors of the Company have a conflict of interest based on the price at which they acquired the Company's shares they own and the price at which the Company's shares were sold to the public in May 1996 relative to the transaction price. The complaint also claims that Warnaco aided and abetted the directors of the Company in breaching their fiduciary duties. The plaintiffs seek injunctive relief to prohibit the Company from completing the Merger or, in the alternative, monetary damages of an unspecified amount.

     On November 13, 1997, the parties to this litigation reached an agreement in principle to settle this litigation on the following terms, subject to court approval:

          1. the defendants permitted the plaintiffs' attorneys to review drafts of the Joint Proxy Statement/Prospectus relating to the transaction prior to mailing and have revised the disclosure therein in response to their comments;

          2. the defendants agreed that they would reduce the termination fee payable to Warnaco in certain circumstances from $12.5 million to $6.25 million; and

          3. Charterhouse Equity Partners II, L.P., which beneficially owns approximately 2.6 million Warnaco shares as a result of the exchange of shares with New Rio, has agreed that during the 14-day period following the date on which the Company's stockholders can sell the Warnaco shares issued in the Merger, but in no event extending past December 31, 1997, it will not sell, transfer or otherwise dispose of any Warnaco shares, notwithstanding the existence of an effective registration statement for the resale of any such shares, unless the closing price for Warnaco shares on the NYSE Composite Transactions Tape on any day within such 14-day period was more than 15% above or below such closing price on the trading day immediately preceding the effective time of the Merger.

     Upon final approval of the settlement by the court, plaintiffs' counsel will petition the court for an award of attorney's fees and expenses, which will be paid by the Company. Plaintiffs' counsel has agreed to submit a request for, and the defendants have agreed not to oppose, a request for court approval of not more than $350,000 in attorney's fees and expenses.


     The Company is a defendant in various other lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's results of operations, cash flows, and financial position.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ('SFAS 128'), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The statement is effective for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. Earnings per share calculated under SFAS 128 would be the same as reported earnings per share.

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

GENERAL

     The results of operations for the nine months ended September 30, 1997 reflect net revenues generated and expenses incurred from the sale of Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein Khakis products (collectively, 'Calvin Klein Jeans Labels'), net revenues generated and expenses incurred from the operation of Outlet Stores, Inc. (d/b/a CK Outlet Stores), and royalty income.

     On September 24, 1997, the Board of Directors of the Company approved a merger of the Company with The Warnaco Group, Inc. ('Warnaco') (the 'Merger'). Pursuant to the merger agreement dated September 25, 1997, each stockholder of the Company will receive 0.324 of a share of Warnaco common stock for each share of the Company's common stock exchanged.

     On October 14, 1997, pursuant to a stock exchange agreement, Warnaco acquired from New Rio L.L.C., the Company's majority stockholder, and a former member of New Rio L.L.C., approximately 51.3% of the outstanding common stock of the Company in exchange for newly issued common shares of Warnaco at the exchange ratio stipulated above.

     The Merger is subject to the approval of the merger agreement by the majority of the stockholders of the Company, and the approval of the issuance of shares of Warnaco common stock in connection with the transaction by the stockholders of Warnaco voting. Meetings of the stockholders of each company will be held on December 12, 1997 to vote on these matters.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, a summary of the statement of operations:

                                                           THREE MONTHS ENDED SEPTEMBER      NINE MONTHS ENDED SEPTEMBER
                                                                       30,                               30,
                                                          ------------------------------    ------------------------------
                                                              1997             1996             1997             1996
                                                          -------------    -------------    -------------    -------------
                                                                                    (UNAUDITED)

Net revenues...........................................     $   138,194      $   136,884      $   365,049      $   356,487
Cost of goods sold.....................................          91,486           84,396          229,780          220,917
                                                          -------------    -------------    -------------    -------------
Gross profit...........................................          46,708           52,488          135,269          135,570
Selling, general and administrative expenses...........          41,835           30,099          109,629           85,184
Restructuring and impairment charge....................          14,714         --                 14,714         --
                                                          -------------    -------------    -------------    -------------
Operating income (loss)................................     $   (9,841)      $    22,389      $    10,926      $    50,386
                                                          -------------    -------------    -------------    -------------
                                                          -------------    -------------    -------------    -------------

     Net Revenues. Net revenues for the three months ended September 30, 1997 were $138,194, a slight increase as compared to net revenues for the three months ended September 30, 1996 of $136,884. Net revenues in the 1997 quarter included $118,555 from the sale of Calvin Klein Jeans label products. This represents a net decrease of $15,943 compared to net revenue of $134,498 generated during the three months ended September 30, 1996. The net decrease in sales during the three months ended September 30, 1997, as compared to the 1996 quarter, were impacted by sales discounts and allowances given during the third quarter of 1997, which were necessary to reduce inventory levels, which had grown due to increased competition in a weaker-than-expected retail apparel market. Net sales were also impacted by the Company's actions to further curtail distribution to certain specialty store chains and Central and South American sales channels. This decision to tighten the Company's product distribution channels was made to reinforce the exclusive image of the Calvin Klein Jeanswear brand which the Company believes will help increase long-term profitability.

     The Company recorded $17,411 of net revenues from the CK Outlet Stores during the three months ended September 30, 1997. These stores were acquired by the Company in November 1996 and therefore had no revenues in the comparable 1996 period.

     Royalty income earned during the three months ended September 30, 1997 was approximately $2,228. The 1996 comparable quarter contained approximately $2,386 of royalty income.

     Net revenues for the nine months ended September 30, 1997 were $365,049, which represented an increase of $8,562 or 2.4% over net revenues for the nine months ended September 30, 1996 of $356,487. Net revenues for the first nine months of 1997 included $324,231 from the sale of Calvin Klein Jeans label products. This represents a net decrease of $27,168 compared to net revenue of $351,399 during the nine months ended September 30, 1996. This net sales decrease is attributable to the abovementioned reasons.

     The Company recorded $34,827 of net revenues generated by the CK Outlet Stores during the nine months ended September 30, 1997.

     Royalty income earned during the nine months ended September 30, 1997 was approximately $5,991, as compared to approximately $4,521 of royalty income earned during the first nine months of 1996. This net increase is primarily due to higher royalties generated from the Calvin Klein Jeans label childrens apparel sublicense.

     Gross Profit. Gross profit was $46,708 for the three months ended September 30, 1997, a decrease of $5,780 from the 1996 comparable quarter gross profit of $52,488. The gross profit percentage was 33.8% for the 1997 quarter, a decrease from 38.3% in the 1996 quarter. This decrease in gross profit percentage was primarily caused by the reasons mentioned above within the Net Revenues discussion.

     Gross profit was $135,269 during the nine months ended September 30, 1997, a decrease of $301 from the first nine months of 1996 gross profit of $135,570. Gross profit percentage was 37.1% in the first nine months of 1997, compared to 38.0% recorded for the first nine months of 1996 which decline was due to the factors which adversely impacted net revenues, as discussed above.

     Selling, general and administrative. Selling, general and administrative ('SG&A') expenses were $41,835 or 30.3% of net revenues for the three months ended September 30, 1997, an increase of $11,736 from $30,099 or 22.0% of net revenues for the three months ended September 30, 1996. The increased SG&A expenses are primarily related to the CK Outlet Stores, which incurred approximately $6,150 in SG&A expenses during the 1997 period, as well as the installation and operation of the shop-in-shops in department stores and various other expenses required to maintain the business.

     SG&A expenses were $109,629 or 30.0% of net revenues for the nine months ended September 30, 1997, an increase of $24,445 from $85,184 or 23.9% of net revenues for the nine months ended September 30, 1996. The increased SG&A expenses are primarily related to the CK Outlet Stores, which incurred approximately $13,667 of SG&A expenses during this period, as well as the installation and operation of shop-in-shops in department stores and various other expenses required to maintain the business.

     Restructuring and impairment Charge. In August 1997, the Company announced that it would be conducting a full review of its business to strengthen its long term operations, generate efficiencies in transportation, distribution and production, and reduce selling, general and administrative costs. In addition, the Company had been in discussions with Bill Blass Ltd. to negotiate a new amendment to its Bill Blass license which was due to expire on December 31, 1997. In the third quarter, these discussions were discontinued (see Note 8). As a result of the above, the Company recorded a restructuring and impairment charge to operations of $14,714 ($12,815, net of an income tax benefit of $1,899, or $.40 per share). Approximately $13,000 of this charge relates to the discontinuation of the Bill Blass license and consists of the write-down of impaired assets, including goodwill of approximately $10,000 and receivables of approximately $1,700, and other costs of terminating this business.

     Interest expense, net. Interest expense for the three months ended September 30, 1997 was $1,364, as compared to $1,527 for the three months ended September 30, 1996. Interest expense for the nine months ended September 30, 1997 was $3,457, as compared to $9,162 for the nine months ended September 30, 1996. This decrease in interest expense is due to the payment in full of amounts outstanding under the revolving credit facility, the term loan and the senior subordinated debt with the net proceeds of the initial public offering in May 1996 and the sale of the 6% Convertible Trust Originated Preferred Securities (the 'Preferred Securities') in November 1996.

     Provision (benefit) for income taxes. The disproportionate level of income tax expense to pre-tax income in the three and nine months ended September 30, 1997 is a result of the write-off of $10,082 of non tax-deductible goodwill in the third quarter of 1997. Excluding the effect of the goodwill write-off, the lower effective tax rate in 1997 (41%), compared to 1996 (46%), is principally attributable to lower state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     On August 20, 1997, the Company entered into a new $150,000 credit facility (the 'New Credit Facility'), which provides the Company with a revolving credit facility for the issuance of loans, which includes a $45,000 sub-limit for the issuance of letters of credit and an annual $40,000 sub-limit for acquisition financing. The interest rates on the New Credit Facility will be at either the Prime Rate or the Federal Funds rate, plus an applicable margin, or LIBOR plus an applicable margin. At September 30, 1997, there were no amounts outstanding under the New Credit Facility, except for $15,992 for open letters of credit. The New Credit Facility expires on August 20, 2002, the fifth anniversary of the closing date thereof.

     It is now anticipated that the New Credit Facility will be terminated upon completion of the Merger (see Note 2), and that the Company's financing requirements would then be serviced through Warnaco's credit facilities.

     The Company has financed its operations primarily through cash flows generated from operations and, prior to the November 6, 1996 offering of Preferred Securities, from daily borrowings under its revolving credit facility. During the nine months ended September 30, 1997, the Company generated cash from operating activities of $18,214, a significant improvement compared to a net use of cash in operating activities of $1,468 for the nine months ended September 30, 1996. The 1997 period reflects an improved working capital position, primarily due to the liquidation of inventory previously mentioned.

     Net cash used in investing activities during the nine months ended September 30, 1997 and 1996 was $2,490 and $11,206, respectively. The 1997 period contains the reimbursement from Donna Karan International Inc. of the initial license payment made in 1996 of $6,000, offset by capital expenditures for equipment for distribution facilities and leasehold improvements, and the final payment for the purchase of the CK Outlet Stores. The 1996 period contains the acquisition payment for the DKNY Jeans license and capital expenditures.

     During the nine months ended September 30, 1997, the Company used approximately $1,314 in financing activities, which primarily consisted of costs related to the New Credit Facility. Net cash provided by financing activities during the nine months ended September 30, 1996 amounted to $12,674, which consisted primarily of the proceeds from the sale of common stock from the Company's initial public offering offset by the payment of stock issuance costs, repayments of the term loan, subordinated debt and related debt retirement costs, and decreases in revolving credit loans.

     In connection with the stock exchange on October 14, 1997, Arnold H. Simon, President and Chief Executive Officer of the Company, terminated his employment agreement dated January 1, 1996 with the Company pursuant to the provisions set forth therein. As a result, Mr. Simon received compensation of approximately $7,800, of which approximately $2,300 was offset against outstanding loans and other amounts owed by Mr. Simon to the Company. In addition, the Company has committed to pay an aggregate of $3,500 to those employees whose stock options were canceled because their exercise price was equal to or greater than $11 per share on October 14, 1997. New Rio has also agreed to provide payments in equal amounts to such employees.

     The Company, through Warnaco, expects to continue making improvements which would strengthen its long-term operations, generate efficiencies in transportation, distribution and production, and reduce other SG&A expenses, including headcount. As a wholly owned subsidiary of Warnaco, it is expected that the Company will have sources of financing sufficient to fund it's current level of operations and expected growth through 1998 and future periods. The Company installed approxi-mately 180 Calvin Klein Jeans Label shop-in-shops during the first nine months of 1997, and currently plans to install several more, which costs are expected to be funded from cash flows generated from operations or from borrowings under the New Credit Agreement until the merger is completed, and from Warnaco's sources of financing thereafter.

SEASONALITY

     The Company's business is affected by general seasonal trends that are characteristic of the apparel industry. In the Company's segment of the apparel industry, sales typically are higher in the first and third quarters and lower in the second and fourth quarters.

YEAR 2000 COMPLIANCE

     The Company has developed its infrastructure through, among other things, significant investments in its distribution and management information systems, and has recently purchased software systems which support its operations. Due to these recent investments, the Company anticipates that costs to be incurred for year 2000 compliance will not have a material effect on the Company's results of operations, cash flows and financial position. The Company also believes that the year 2000 issue will not affect its customers and suppliers in a manner which will have a material adverse effect on the Company.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Incorporated by reference to Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         27 Financial Data Schedule.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DESIGNER HOLDINGS LTD.

                                          By:       /s/ DAVID FIDLON
                                             ...................................
                                                        DAVID FIDLON
                                             SENIOR VICE PRESIDENT, CONTROLLER
                                                AND CHIEF ACCOUNTING OFFICER

Date: November 13, 1997